Form 10-Q
period 1996-12-31
ROGUE WAVE SOFTWARE INC /OR/
filed 1997-02-14
CIK 1023184

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark One)
   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1996

                                      OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number: 001-12267

                            ROGUE WAVE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                            93-1064214
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

 850 SW 35th Street, Corvallis, Oregon                           97333
(Address of principal executive offices)                       (Zip Code)

                                (541) 754-3010
            (Registrant's telephone number, including area code)

_______________________________________________________________________________
                 (Former name, former address and former
                fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES ___    NO _X_

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at December 31, 1996
            -----                             --------------------------------
Common Stock, $0.001 par value                           7,624,103

                           ROGUE WAVE SOFTWARE, INC.
                                  FORM 10-Q

                                   INDEX

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets at September 30, 1996
             and December 31, 1996 . . . . . . . . . . . . . . . . . . . . .3

             Consolidated Statements of Operations for the three
             months ended December 31, 1995 and 1996 . . . . . . . . . . . .4

             Consolidated Statements of Cash Flows for the
             three months ended December 31, 1995 and 1996 . . . . . . . . .5

             Notes to Consolidated Financial Statements. . . . . . . . . . .6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . .7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . 14

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 15

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION

ITEM 1. - Consolidated Financial Statements:

                         ROGUE WAVE SOFTWARE, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)

                                                    September 30,  December 31,
                                                         1996          1996
                                                    -------------  ------------
                                                                   (Unaudited)
                 A S S E T S:
Current assets:
  Cash and cash equivalents                            $ 1,714       $29,713
  Accounts receivable,net                                4,527         3,602
  Prepaid and other current assets                         981           658
                                                       -------       -------
    Total current assets                                 7,222        33,973

  Furniture, fixtures and equipment, net                 2,718         2,819
  Other assets, net                                        254           229
                                                       -------       -------
    Total assets                                       $10,194       $37,021
                                                       -------       -------
                                                       -------       -------

    LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                     $   637        $  416
  Accrued expenses                                         805         1,226
  Deferred revenue                                       2,881         3,568
  Current portion of long-term obligations                 217           217
                                                       -------       -------
    Total current liabilities                            4,540         5,427

Long-term obligations, less current portion                322           268
                                                       -------       -------
    Total liabilities                                    4,862         5,695
                                                       -------       -------

Mandatorily redeemable preferred stock                   4,664           -
                                                       -------       -------

Stockholders' equity:
  Common stock                                               4             8
  Additional paid-in capital                               676        31,010
  Shareholder note receivable                              (13)          (13)
  Retained earnings                                         24           345
  Cumulative translation adjustment                        (23)          (24)
                                                       -------       -------
    Total stockholders' equity                             668        31,326
                                                       -------       -------
    Total liabilities and stockholders' equity         $10,194       $37,021
                                                       -------       -------
                                                       -------       -------

                             See accompanying notes.

                          ROGUE WAVE SOFTWARE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share data, unaudited)

                                                   Three months ended
                                                      December 31,
                                                   ------------------
                                                    1995        1996
                                                   ------      ------
  Revenue:
    License revenue                                $2,733      $4,485
    Service and maintenance revenue                   804       1,394
                                                   ------      ------
      Total revenue                                 3,537       5,879
                                                   ------      ------

  Cost of revenue:
    Cost of license revenue                           219         342
    Cost of service and maintenance revenue           294         502
                                                   ------      ------
      Total cost of revenue                           513         844
                                                   ------      ------
      Gross profit                                  3,024       5,035
                                                   ------      ------

  Operating expenses:
    Product development                               924       1,484
    Sales and marketing                             1,606       2,477
    General and administrative                        472         705
                                                   ------      ------
      Total operating expenses                      3,002       4,666
                                                   ------      ------
      Income from operations                           22         369
  Other income, net                                    14         110
                                                   ------      ------
      Income before income taxes                       36         479
  Income tax expense                                    7         158
                                                   ------      ------
      Net income                                   $   29      $  321
                                                   ------      ------
                                                   ------      ------
  Net income per common share                      $ 0.01      $ 0.04
                                                   ------      ------
                                                   ------      ------

  Shares used in per share calculation              6,024       7,395

                             See accompanying notes.

                          ROGUE WAVE SOFTWARE, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands, unaudited)

                                                            Three months ended
                                                               December 31,
                                                            -----------------
                                                              1995      1996
                                                            -------   -------
  Cash flows from operating activities:
   Net income                                                $   29   $   321

  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                                89       334
    Changes in assets and liabilities:
      Accounts receivable                                      (239)      929
      Prepaid and other current assets                          (46)      323
      Other noncurrent assets                                    39       (23)
      Accounts payable and accrued expenses                    (352)      199
      Deferred revenue                                          247       686
                                                             ------   -------
         Net cash from operating activities                    (233)    2,769
                                                             ------   -------

  Cash flows from investing activities:
    Purchase of furniture, fixtures, and equipment             (184)     (388)
                                                             ------   -------
         Net cash from investing activities                    (184)     (388)
                                                             ------   -------

  Cash flows from financing activities:
    Payments on long-term obligations                           (25)      (54)
    Net proceeds from issuance of mandatorily
     redeemable preferred stock                               3,523         -
    Proceeds from issuance of common stock, net                   -    25,628
    Proceeds from exercise of stock options                       9        46
                                                             ------   -------
         Net cash from financing activities                   3,507    25,620
                                                             ------   -------
  Effect of exchange rate on cash                                 -        (2)
                                                             ------   -------
         Net change in cash and cash equivalents              3,090    27,999

  Cash and cash equivalents at beginning of period            1,010     1,714
                                                             ------   -------
  Cash and cash equivalents at end of period                 $4,100   $29,713
                                                             ------   -------
                                                             ------   -------

  Supplemental disclosure of cash flow information:
    Cash paid for interest                                   $    8   $    18
    Cash paid for taxes                                           -        10

  Supplemental disclosure of non-cash financing activities:
    Common stock issued for conversion of preferred stock         -     4,664

                             See accompanying notes.

                              ROGUE WAVE SOFTWARE, INC.
                                       NOTES TO
                           CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  Basis of Presentation

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 1996, as included in the Company's Registration Statement on Form SB-2 (Registration No. 333-13517) filed with the Securities and Exchange Commission.

2.  Net Income Per Common and Common Equivalent Share

    Net income per common and common equivalent share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options to purchase common stock.

3.  Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

4.  Stockholders' Equity

    On November 21, 1996, the Company completed a public offering of 2,363,890 shares of common stock which generated net proceeds of approximately $25.6 million after deducting applicable issuance costs and expenses. On December 3, 1996 the Company's underwriters exercised their over-allotment option resulting in the issuance of an additional 3,750 shares of common stock which generated net proceeds of approximately $41,850 after deducting applicable issuance costs and expenses. The net proceeds are expected to be used for working capital and general corporate purposes, including the expansion of general sales and customer support and possible future acquisitions of technologies, products or businesses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2 (NO. 333-13517). READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

OVERVIEW

     Rogue Wave was founded in 1989 to provide reusable software parts for the development of object-oriented software applications. The Company operated as a Subchapter S corporation until June 1994. In October 1995, Rogue Wave merged with Inmark Development Corporation ("Inmark"), a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language.

     To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is recognized upon execution of a license agreement and shipment of the product if no significant contractual obligations remain and collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Service and maintenance revenue consists of fees that are charged separately from the product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically 12 months. Service revenue consists of training and consulting services and is recognized upon completion of the related activity. For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1, SOFTWARE REVENUE RECOGNITION.

     The Company markets its products primarily through its direct sales force, and to a lesser extent through the Internet and an indirect channel consisting of OEMs, VARs, dealers and distributors. The Company's direct sales force consists of an inside telesales group that focuses on smaller orders ($50,000 or less), and an outside sales force that focuses on larger site licenses. The Company makes all of its products available for sale and distribution over the Internet to customers in the United States. Revenue through this channel has not been significant to date, and there can be no assurance that the Company will be successful in marketing its products through this channel.

     International revenue accounted for approximately 19% of total revenue in the first quarter of fiscal 1997. In January 1996, the Company established a wholly-owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. The Company anticipates establishing or acquiring similar organizations in other locations in Europe, and possibly in Asia. The Company expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To date, other than revenue generated by the Company's German subsidiary, the Company's international revenue has been denominated in United States dollars. As a result of recent fluctuations in international exchage rates, the Company's Board of Directors has authorized the Company to enter into forward foreign exchange contracts to minimize the transaction risk associated with such fluctuations. To date, the Company has not engaged in any hedging activities. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net revenues represented by certain line items in the Company's Consolidated Statements of Operations.

                                          PERCENTAGE OF TOTAL NET REVENUES

                                                  Three months ended
                                                     December 31,
                                                  ------------------
                                                  1995          1996
                                                  ----          ----
Revenue:
  License revenue                                  77%           76%
  Service and maintenance revenue                  23%           24%
                                                  ---           ---
    Total revenue                                 100%          100%
                                                  ---           ---

Cost of revenue:
  Cost of license revenue                           6%            6%
  Cost of service and maintenance revenue           9%            8%
                                                  ---           ---
    Total cost of revenue                          15%           14%
                                                  ---           ---
    Gross profit                                   85%           86%
                                                  ---           ---

Operating expenses:
  Product development                              26%           25%
  Sales and marketing                              45%           42%
  General and administrative                       13%           13%
                                                  ---           ---
    Total operating expenses                       84%           80%
                                                  ---           ---
    Income from operations                          1%            6%
Other income, net                                   0%            2%
                                                  ---           ---
    Income before income taxes                      1%            8%
Income tax expense                                  0%            3%
                                                  ---           ---
    Net income                                      1%            5%
                                                  ---           ---
                                                  ---           ---

REVENUE

     The Company's total revenue increased 66% to $5.9 million in the first quarter of fiscal 1997 from $3.5 million in the first quarter of fiscal 1996. License revenue increased 64% to $4.5 million in the first quarter of fiscal 1997 from $2.7 million in the first quarter of fiscal 1996. License revenue increased primarily as a result of an increase in the number of licenses sold to existing and new customers, reflecting additional product offerings, an expanding market, increased market awareness and expansion of the Company's direct sales organization. In particular, the Company introduced its Threads.h++ and Inter.Net.h++ products in the first quarter of fiscal 1997.

     Service and maintenance revenue increased 73% to $1.4 million in the first quarter of fiscal 1997 from $804,000 in the first quarter of fiscal 1996. The increase in service and maintenance revenue was generally attributable to the growing installed base of the Company's products and the associated increase in demand for support and maintenance services.

COST OF REVENUE

     Cost of license revenue increased 56% to $342,000 in the first quarter of fiscal 1997 from $219,000 in the first quarter of fiscal 1996. The increase was primarily the result of an increase in the number of licenses sold.

     Cost of service and maintenance revenue increased 71% to $502,000 in the first quarter of fiscal 1997 from $294,000 in the first quarter of fiscal 1996. The increase was primarily the result of expenses associated with the development of training programs, utilization of training and mentoring consultants and the hiring of additional product support personnel.

OPERATING EXPENSES

     Product development expense increased 61% to $1.5 million in the first quarter of fiscal 1997 from $924,000 in the first quarter of fiscal 1996. The increase in product development expense was primarily attributable to the hiring of additional product development personnel. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount through fiscal 1997 as the Company continues to increase its product development capacity, although the Company does not believe such expenses will increase as a percentage of total revenue.

     Sales and marketing expense increased 54% to $2.5 million in the first quarter of fiscal 1997 from $1.6 million in the first quarter of fiscal 1996. As a percentage of total revenue, sales and marketing expenses were 42% and 45% in each respective period. The decrease in sales and marketing expenses as a percent of revenue was primarily due to the rapid growth in revenues. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue.

     General and administrative expense increased 49% to $705,000 in the first quarter of fiscal 1997 from $472,000 in the first quarter of fiscal 1996. The increase in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that during the near term its general and administrative expenses will continue to grow in absolute dollars as a result of anticipated expansion.

OTHER INCOME, NET

     Other income increased as a result of higher interest income due to higher investment balances resulting from the infusion of cash from the Company's initial public offering.

INCOME TAX EXPENSE

     The Company's effective tax rate increased to 33.0% of pretax income in the first quarter of fiscal 1997 from 24.8% percent in the fourth quarter of fiscal 1996. The higher effective tax rate for the first quarter of fiscal 1997 was primarily due to the decrease in research and experimentation tax credits. The Company anticipates its fiscal 1997 effective tax rate will be approximately 33% percent; however, this rate could change based on a change in the percentage of total revenue derived from international sources.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed an initial public offering of common stock on November 22, 1996 with net proceeds of approximately $25.6 million. The common stock is trading on the Nasdaq National Market under the symbol RWAV. The Company generated cash of $2.8 million from operating activities for the first quarter of fiscal 1997 compared to cash used in operating activities of $233,000 for the first quarter of fiscal 1996.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS REPORT.

     UNCERTAINTY OF FUTURE OPERATING RESULTS; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Prior growth rates in the Company's revenue and net income should not be considered indicative of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, and the ability of the Company to develop and market new products and control costs. A significant portion of the Company's revenue has been, and the Company believes will continue to be, derived from relatively large orders, and the timing of such orders has caused and may continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenue and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, the Company has historically earned a substantial portion of its revenue in the last days of each quarter. To the extent this trend continues, the failure to achieve such revenue during the last days of any given quarter will have a material adverse effect on the Company's business, financial condition and results of operations.

     Service and maintenance revenue tend to fluctuate as consulting contracts, which may extend over several months, are undertaken, renewed, completed or terminated. License fee revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial evaluation to purchase, varies substantially from customer to customer. As a result of these and other factors, revenue for any quarter is subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, the Company's operating results would be materially and adversely affected. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

     DEPENDENCE ON EMERGING MARKET FOR C++ AND JAVA. The Company's product lines are designed for use in object-oriented software application development, specifically the C++ programming language, and substantially all of the Company's revenue has been attributable to sales of products and related maintenance and consulting services related to C++ programming and development. The Company believes that while the market for object-oriented technology in general, and C++ tools and programming applications in particular, is growing, the Company's growth depends upon broader market acceptance of object-oriented technology and the C++ programming language. Even if broader market acceptance is achieved, the object-oriented market may continue to be characterized by multiple software environments, many of which are not supported by the Company's products, and numerous competitors in the areas of tools, methodology and services. Furthermore, the C++ programming language is very complex. Should the C++ programming language lose market acceptance or be replaced by another programming language, the Company's business, financial condition and results of operations would be materially and adversely affected. The Company's financial performance will depend in part upon continued growth in the object-oriented technology and C++ markets and the development of standards that the Company's products address. There can be no assurance that the market will continue to grow or that the Company will be able to respond effectively to the evolving requirements of the market.

     The number of software developers using the C++ programming language is relatively small compared to the number of developers using more traditional software development technology. The adoption of the C++ programming language by software programmers who have traditionally used other technology requires reorientation to significantly different programming methods, and there can be no assurance that the acceptance of the C++ programming language will expand beyond the early adopters of the technology. Furthermore, there can be no assurance that potential corporate customers will be willing to make the investment required to retrain programmers to build software using C++ rather than structured or other object-oriented programming techniques. Many of the Company's customers have purchased only small quantities of the Company's products and there can be no assurance that these or new customers will broadly implement C++ programming or purchase additional products.

     In addition, the Company has recently introduced several products for use in the Java market. The Company has spent and will continue to devote resources to the development of new and enhanced products that address the Java market. There can be no assurance that the Company will be successful in marketing its existing or future Java products or that the market for Java products will grow. If the Java market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations could be materially and adversely affected.

     COMPETITION. The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for C++ software parts and programming tools, and the Company's competitors offer a variety of products and services to address this market. The Company believes that the principal competitive factors in this market are product quality, flexibility, performance, functionality and features, use of standards based technology, quality of support and service, company reputation and price. While price is less significant than other factors for corporate customers, price can be a significant factor for individual programmers. Certain of the Company's competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than the Company. As a result, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company.

     The Company also faces competition from systems integrators and internal development efforts. Many systems integrators possess industry specific expertise that may enable them to offer a single vendor solution more easily, and already have a reputation among potential customers for offering enterprise-wide solutions to software programming needs. There can be no assurance that these third parties, many of which have significantly greater resources than the Company, will not market competitive software products in the future. It is also possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, financial condition and results of operations.

     MANAGEMENT OF GROWTH. The Company is experiencing a period of transition and aggressive product introductions that has placed, and may continue to place, a significant strain on its resources, including its personnel. Expansion of the Company's product lines, additional product development and product introductions, or acquisitions of other technologies or companies, when added to the day-to-day activities of the Company, will place a further strain on the Company's resources and personnel. The Company's acquisition of Inmark Development Corporation in October 1995 has also resulted in the Company's product development team being distributed in three separate sites across the country. Managing this distribution requires a significant amount of attention from management, particularly the Vice President, Development and the Chief Technology Officer, to ensure that the Company's development efforts are timely, consistent and well integrated.

     Furthermore, the Company believes that its ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and establishing and maintaining relationships with its outside sales representatives. Although the Company is currently investing, and plans to continue to invest, significant resources to expand its direct sales force and to develop distribution relationships with outside sales representatives, the Company has at times experienced and continues to experience difficulty in recruiting qualified sales personnel and in establishing necessary sales representative relationships. The Company believes that the hiring and retaining of qualified individuals at all levels in the Company is essential to the Company's ability to manage growth successfully, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. If Company management is unable to effectively manage growth, the Company's business, financial condition and results of operations will be materially and adversely affected.

     RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS. The market for software development tools is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company must respond rapidly to developments related to hardware platforms, operating systems and applicable programming languages.
Such developments will require the Company to continue to make substantial product development investments. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue.

     The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis fully functional product enhancements or new products that respond to technological advances by others, or that its enhanced and new products will achieve market acceptance. In addition, the Company has in the past experienced delays in the development, introduction and marketing of new or enhanced products. Such delays were primarily associated with increasing product functionality and implementing new customer requirements. To date, such delays have not resulted in a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not experience similar delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

     FUTURE ACQUISITIONS. The Company frequently evaluates strategic opportunities available to it and may in the future pursue acquisitions of complementary technologies, products or businesses. Future acquisitions of complementary technologies, products or businesses by the Company will result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions by the Company may also result in dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. Failure of the Company to successfully manage future acquisitions may have a material adverse effect on the Company's business, financial condition and results of operations.

PART II  -  OTHER INFORMATION

ITEM 1.  -  LEGAL PROCEEDINGS

     On October 30, 1996, Mark Anthony Pinone, a former employee of the Company, filed a Complaint in Santa Clara Superior Court, alleging cause for claims against the Company and Thomas Nora, the Company's former Vice President of Sales, of breach of contract, breach of the implied covenant of good faith and fair dealing, unlawful disability discrimination, wrongful termination in violation of public policy, and intentional and negligent infliction of emotional distress. The Company settled the dispute with Mr. Pinone on December 17, 1996 and the lawsuit has been dismissed.

Item 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company held its Annual Meeting of Stockholders on October 30, 1996. The stockholders voted as follows:

     The stockholders elected each of the six nominees for director. The elected directors and the votes cast in favor and against each are as follows:

                                            VOTES IN FAVOR   VOTES AGAINST
                                            --------------   -------------
     Thomas M. Atwood                         6,907,976          72,396
     Thomas Keffer, Ph.D.                     6,782,976         197,396
     Howard M. Love, Jr.                      6,890,822          89,550
     Richard P. Magnuson                      6,907,976          72,396
     Thomas H. Peterson                       6,907,976          72,396
     Dan Whitaker                             6,782,976         197,396

     The stockholders approved the reincorporation of the Company in Delaware and related changes to the rights of stockholders with 6,793,495 votes in favor, 200,318 against and 0 abstentions.

     The stockholders approved a two-for-three reverse stock split with 6,793,981 votes in favor, 199,832 against and 0 abstentions.

     The stockholders approved the Company's 1996 Equity Incentive Plan with 6,787,745 votes in favor, 205,582 against and 486 abstentions.

     The stockholders approved the Company's Employee Stock Purchase Plan with 6,788,037 votes in favor, 205,290 against and 486 abstentions.

     The stockholders' approved a form of Indemnity Agreement to be entered into by the Company with each of its directors and executive officers with 6,787,204 votes in favor, 205,290 against and 1,319 abstentions.

Item 6.  -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

     2.1(1) Agreement and Plan of Reorganization between Registrant, Inmark Development Corporation and RW Acquisitions, Inc., dated as of September 19, 1995.

     2.2(1) Agreement and Plan of Merger between the Registrant and Rogue Wave Software, Inc., an Oregon corporation.

     3.1 Amended and Restated Certificate of Incorporation of Rogue Wave Software, Inc., a Delaware corporation.

     3.2(1)    Bylaws of Rogue Wave Software, Inc., a Delaware corporation.

     4.1(1)    Reference is made to Exhibits 3.1 and 3.2.

     4.2(1)    Specimen Stock Certificate.

     4.3(1) Amended and Restated Investors' Rights Agreement between the Registrant and certain investors, dated November 10, 1995, as amended June 27, 1996.

     10.1(1)   Registrant's 1996 Equity Incentive Plan.

     10.2(1)   Registrant's Employee Stock Purchase Plan.

     10.3(1) Form of Indemnity Agreement to be entered into between the Registrant and its officers and directors.

     10.4(1) Lease Agreement between Registrant and the State of Oregon, dated May 1, 1996.

     10.5(1) Lease Agreement between the Registrant and the Landmark, dated April 22, 1996.

     10.6(1) Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated October 16, 1996.

     10.7(1) Collateral Assignment, Patent Mortgage and Security Agreement between the Registrant and Silicon Valley Bank, dated October 16, 1996.

     27.1      Financial Data Schedule.


     (1)  Filed as an Exhibit to the Registrant's Registration
     Statement on Form SB-2, as amended (No. 333-13517)

     (b)    Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31,
1996

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ROGUE WAVE SOFTWARE, INC.
                                       (Registrant)




Date:  February 13, 1997               /s/   ROBERT M. HOLBURN, JR.
                                       ----------------------------------
                                       ROBERT M. HOLBURN, JR.
                                       CHIEF FINANCIAL OFFICER