Form 10-Q
period 1997-03-31
ROGUE WAVE SOFTWARE INC /OR/
filed 1997-05-13
CIK 1023184

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1997

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934


                     Commission File Number: 0-28900


                          ROGUE WAVE SOFTWARE, INC.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Delaware                                 93-1064214
-------------------------------------------------------------------------------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)

 850 SW 35th Street, Corvallis, Oregon                      97333
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                (541) 754-3010
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         YES X        NO
                                                          ---         ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at March 31, 1997
                -----                          -----------------------------
    Common Stock, $0.001 par value                         7,647,188

                           ROGUE WAVE SOFTWARE, INC.
                                  FORM 10-Q

                                    INDEX


                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets at March 31, 1997
              and September 30, 1996..........................................3

              Consolidated Statements of Operations for the three and six months ended March 31, 1997 and 1996............................4

              Consolidated Statements of Cash Flows for the
              six months ended March 31, 1997 and 1996........................5

         Notes to Consolidated Financial Statements...........................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................15

Item 6.  Exhibits and Reports on Form 8-K....................................15

SIGNATURES...................................................................16

PART I - FINANCIAL INFORMATION

Item 1. - Consolidated Financial Statements:

                           ROGUE WAVE SOFTWARE, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                March 31,       September 30,
                                                  1997              1996
                                                --------          --------
                                              (Unaudited)
                 ASSETS:
Current assets:
     Cash and cash equivalents                  $ 30,934           $ 1,714
     Accounts receivable, net                      3,892             4,527
     Prepaid and other current assets                716               981
                                                --------          --------
          Total current assets                    35,542             7,222

Furniture, fixtures and equipment, net             3,041             2,718
Other assets, net                                  2,161               254
                                                --------          --------
Total assets                                    $ 40,744          $ 10,194
                                                --------          --------
                                                --------          --------


 LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                            $ 1,037             $ 637
     Accrued expenses                              2,776               805
     Deferred revenue                              4,565             2,881
     Current portion of long-term obligations        218               217
                                                --------          --------
          Total current liabilities                8,596             4,540


Long-term obligations, less current portion          428               322
                                                --------          --------
          Total liabilities                        9,024             4,862
                                                --------          --------

Mandatorily redeemable preferred stock                --             4,664
                                                --------          --------

Stockholders' equity:
     Common stock                                      8                 4
     Additional paid-in capital                   30,775               676
     Shareholder note receivable                     (13)              (13)
     Retained earnings                               949                24
     Cumulative translation adjustment                 1               (23)
                                                --------          --------
          Total stockholders' equity              31,720               668
                                                --------          --------
          Total liabilities and
            stockholders' equity                $ 40,744          $ 10,194
                                                --------          --------
                                                --------          --------

                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except per share data, unaudited)


                                        Three months ended     Six months ended
                                             March 31,              March 31,
                                        ------------------    ------------------
                                         1997      1996        1997      1996
                                         ----      ----        ----      ----
Revenue:
     License revenue                    $ 5,125    $ 3,697    $ 9,610   $ 6,430
     Service and maintenance revenue      1,787        950      3,181     1,754
                                        -------    -------    -------   -------
          Total revenue                   6,912      4,647     12,791     8,184
                                        -------    -------    -------   -------

Cost of revenue:
     Cost of license revenue                438        242        780       461
     Cost of service and
       maintenance revenue                  595        343      1,097       637
                                        -------    -------    -------   -------
          Total cost of revenue           1,033        585      1,877     1,098
                                        -------    -------    -------   -------
          Gross profit                    5,879      4,062     10,914     7,086
                                        -------    -------    -------   -------

Operating expenses:
     Product development                  1,592      1,486      3,076     2,410
     Sales and marketing                  2,978      2,101      5,455     3,707
     General and administrative             749        500      1,454       972
                                        -------    -------    -------   -------
          Total operating expenses        5,319      4,087      9,985     7,089
                                        -------    -------    -------   -------
          Income (loss) from operations     560        (25)       929        (3)
Other income, net                           342         43        452        57
                                        -------    -------    -------   -------
          Income before income taxes        902         18      1,381        54
Income tax expense                          298          4        456        11
                                        -------    -------    -------   -------
          Net income                      $ 604       $ 14      $ 925      $ 43
                                        -------    -------    -------   -------
                                        -------    -------    -------   -------
Net income per common share              $ 0.07     $ 0.00     $ 0.11    $ 0.01
                                        -------    -------    -------   -------
                                        -------    -------    -------   -------

Shares used in per share calculation      8,896      6,066      8,116     6,775


                           See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands unaudited)


                                                        Six Months Ended
                                                           March 31,
                                                  -----------------------------
                                                      1997             1996
                                                    --------         --------
Cash flows from operating activities:
     Net income                                        $ 925             $ 43

     Adjustments to reconcile net income to net
       cash from operating activities:
     Depreciation and amortization                       706              361
     Changes in assets and liabilities:
          Accounts receivable                          1,698           (1,198)
          Prepaid and other current assets               460              (58)
          Other assets                                  (109)            (110)
          Accounts payable and accrued expenses        1,240             (199)
          Deferred revenue                               982              531
                                                    --------         --------
               Net cash from operating activities      5,902             (630)
                                                    --------         --------

Cash flows from investing activities:
     Purchase of furniture, fixtures, and equipment     (793)            (531)
     Purchase of business, net of cash acquired       (1,245)              --
                                                    --------         --------
               Net cash from investing activities     (2,038)            (531)
                                                    --------         --------

Cash flows from financing activities:
     Payments on long-term obligations                  (105)             (72)
     Net proceeds from issuance of mandatorily
       redeemable preferred stock                         --            3,523
     Proceeds from issuance of common stock, net      25,627               --
     Stock issuance costs                               (248)              --
     Proceeds from exercise of stock options              60               24
                                                    --------         --------
               Net cash from financing activities     25,334            3,475
                                                    --------         --------
Effect of exchange rate on cash and cash equivalents      22               (2)
                                                    --------         --------
               Net change in cash and
                    cash equivalents                  29,220            2,312
Cash and cash equivalents at beginning of period       1,714            1,010
                                                    --------         --------
Cash and cash equivalents at end of period          $ 30,934          $ 3,322
                                                    --------         --------
                                                    --------         --------


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

2.  Net Income Per Common Share
    Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options to purchase common stock.

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

5.  Acquisition
    On February 15, 1997, the Company acquired 100% of the outstanding stock of PVI Precision Software GmbH (Precision) for $2 million in cash. Precision is a European distributor of Rogue Wave software products and other companies' software products in Germany, the United Kingdom, France, and the Benelux countries. The acquisition has been accounted for under the purchase method and accordingly, the accompanying financial statements include Precision's results beginning with the acquisition date.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS," AND THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2 (NO. 333-13517). READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

     International revenue accounted for approximately 24% of total revenue in the second quarter of fiscal 1997. In January 1996, the Company established a wholly-owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring
100% of the outstanding stock of PVI Precision Software GmbH
"Precision". Precision is a European distributor of Rogue Wave software products and other companies' software products in Germany, the United Kingdom, France, and the Benelux countries. The Company anticipates establishing or acquiring similar organizations in other locations in Europe, and possibly in Asia. The Company expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channesl. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To date, other than revenue gernerated by the Company's European subsidiaries, the Company's international revenue has been denominated in United States dollars. As a result of recent fluctuations in international exchange rates, the Company's Board of Directors has authorized the Company to enter into forward foreign exchange contracts to minimize the transaction risk associated with such fluctuations. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that the Company will not experience a material adverse impact on its financial condition and results of operations from fluctuations in foreign currencies in the future.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net revenues represented by certain line items in the Company's Consolidated Statements of Operations.

                                       Percentage of total net revenues for the
                                       ----------------------------------------

                                       Three months ended     Six months ended
                                            March 31,             March 31,
                                       ------------------    ------------------
                                         1997      1996        1997      1996
                                        ------    ------      ------    ------
Revenue:
    License revenue                        74%       80%         75%       79%
    Service and maintenance revenue        26%       20%         25%       21%
                                        ------    ------      ------    ------
        Total revenue                     100%      100%        100%      100%
                                        ------    ------      ------    ------

Cost of revenue:
    Cost of license revenue                 6%        5%          6%        6%
    Cost of service and
      maintenance revenue                   9%        8%          9%        8%
                                        ------    ------      ------    ------
       Total cost of revenue               15%       13%         15%       14%
                                        ------    ------      ------    ------
       Gross profit                        85%       87%         85%       86%
                                        ------    ------      ------    ------

Operating expenses:
    Product development                    23%       32%         24%       29%
    Sales and marketing                    43%       45%         43%       45%
    General and administrative             11%       11%         11%       12%
                                        ------    ------      ------    ------
        Total operating expenses           77%       88%         78%       86%
                                        ------    ------      ------    ------
        Income (loss) from operations       8%       (1%)         7%        0%
Other income, net                           5%        1%          4%        1%
                                        ------    ------      ------    ------
        Income before income taxes         13%        0%         11%        1%
Income tax expense                          4%        0%          4%        0%
                                        ------    ------      ------    ------
        Net income                          9%        0%          7%        1%
                                        ------    ------      ------    ------
                                        ------    ------      ------    ------

REVENUE

     Total revenue for the three and six months ended March 31, 1997 was $6.9 million and $12.8 million, respectively, versus $4.6 million and $8.2 million for the three and six months ended March 31, 1996, representing an increase of 50% and 56%, respectively. License revenue for the three and six months ended March 31, 1997 were $5.1 million and $9.6 million, respectively, versus $3.7 million and $6.4 million for the three and six months ended March 31, 1996, representing and increase of 38% and 50%, respectively. License revenue increased primarily as a result of an increase in the number of licenses sold to existing and new customers, reflecting additional product offerings, an expanding market, increased market awareness and expansion of the Company's direct sales organization. In particular, the Company introduced its Threads.h++, Inter.Net.h++, and Jchart products in the first half of fiscal 1997.

     Service and maintenance revenue for the three and six months ended March 31, 1997 was $1.8 million and $3.2 million, respectively, versus $950,000 and $1.8 million for the three and six months ended March 31,1996, representing an increase of 89% and 78%, respectively. The increase in service and maintenance revenue was generally attributable to the growing installed base of the Company's products and the associated increase in demand for support and maintenance services.

COST OF REVENUE

     Cost of license revenue for the three and six months ended March 31, 1997 were $438,000 and $780,000 respectively versus $242,000 and $461,000 for the three and six months ended March 31, 1996, representing an increase of 81% and 69%, respectively. As a percentage of total revenue cost of license revenue was 6% and 6% for the three and six months ended March 31, 1997 versus 5% and 6% for the three and six months ended March 31, 1996. The increases were primarily the result of higher royalties paid to third parties associated with Precision's revenue mix and an increase in the number of licenses sold. The Company expects that the cost of license revenue will increase in dollar amount for the remainder of the year.

     Cost of service and maintenance revenue for the three and six months ended March 31, 1997 were $595,000 and $1.1 million, respectively, versus $343,000 and $637,000 for the three and six months ended March 31, 1996 representing an increase of 73% and 73% respectively. As a percentage of total revenue cost of service and maintenance revenue was 9% and 9% for the three and six months ended March 31, 1997 versus 8% and 8% for the three and six months ended March 31, 1996. The increases were primarily the result of expenses associated with the development of training programs, utilization of training and mentoring consultants and the hiring of additional product support personnel.

OPERATING EXPENSES

     Product development expense for the three and six months ended March 31, 1997 were $1.6 million and $3.1 million, respectively, versus $1.5 million and $2.4 million for the three and six months ended March 31, 1996 representing an increase of 7% and 29%, respectively. As a percentage of total revenue product development expenses were 23% and 24% for the three and six months ended March 31, 1997 versus 32% and 29% for the three and six months ended March 31, 1996. The increase in product development expense was primarily attributable to the hiring of additional product development personnel. The decrease in product development expenses as a percent of revenue was primarily due to the rapid growth in revenues. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount through fiscal 1997 as the Company continues to increase its product development capacity, although the Company does not believe such expenses will increase as a percentage of total revenue.

     Sales and marketing expense for the three and six months ended March 31, 1997 were $3.0 million and $5.5 million, respectively, versus $2.1 million and $3.7 million for the three and six months ended March 31, 1996 representing an increase of 43% and 49%, respectively. As a percentage of total revenue, sales and marketing expenses were 43% and 45% in each respective period. The increases were primarily due to the addition of sales personnel through the acquisition of Precision, commissions and related costs required in sales and marketing to expand the Company's sales channels. The decrease in sales and marketing expenses as a percent of revenue was primarily due to the rapid growth in revenues. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue.

     General and administrative expense for the three and six months ended March 31, 1997 were $749,000 and $1.5 million, respectively, versus $500,000 and $972,000 for the three and six months ended March 31, 1996 representing an increase of 50% and 54%, respectively. The increase in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that during the near term its general and administrative expenses will continue to grow in absolute dollars as a result of additional anticipated expansion.

OTHER INCOME, NET

     Other income increased as a result of higher interest income due to higher investment balances resulting from the infusion of cash from the Company's initial public offering and cash generated from operations.

INCOME TAX EXPENSE

     The Company's effective tax rate for the second quarter and first half of fiscal 1997 was 33%, compared to 22.2% and 20.4% for the second quarter and first half of fiscal 1996, respectively. The higher effective tax rates in fiscal 1997 were primarily due to the decrease in research and experimentation tax credits. The Company anticipates its fiscal 1997 effective tax rate will be approximately 33% percent; however, this rate could change based on a change in the percentage of total revenue derived from international sources.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed an initial public offering of common stock on November 21, 1996 with net proceeds of approximately $25.6 million. The common stock is trading on the Nasdaq National Market under the symbol RWAV. The Company generated cash flows from operating activities of $5.9 million in the six months ended March 31, 1997 versus ($630,000) for the six months ended March 31, 1996. The increase in cash flows from operations was due primarily to increase in net income, decrease in accounts receivable, and increases in accounts payable, accrued expenses and deferred revenues.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS REPORT.

     UNCERTAINTY OF FUTURE OPERATING RESULTS; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Prior growth rates in the Company's revenue and net income should not be considered indicative of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements, the mix of products and services sold, levels of international sales, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, and the ability of the Company to develop and market new products and control costs. A significant portion of the Company's revenue has been, and the Company believes will continue to be, derived from relatively large orders, and the timing of such orders has caused and may continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. The Company gernerally ships orders as received and as a result typically has little or no backlog. Quarterly revenue and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, the Company has historically earned a substantial portion of its revenue in the last days of each quarter. To the extent this trend continues, the failure to achieve such revenue during the last days of any given quarter will have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, due to all of the foregoing factors, it is likely that in some future period the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

     In addition, the Company has recently introduced several products for use in the Java market. The Company has spent and will continue to devote resources on the development of new and enhanced products that address the Java market. There can be no assurance that the Company will be successful in marketing its existing or future Java products or that the market for Java products will grow. If the Java market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations could be materially and adversely affected.

     COMPETITION. The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for C++ and Java software parts and programming tools, and the Company's competitors offer a variety of products and services to address this market. The Company believes that the principal competitive factors in this market are product quality, flexibility, performance, functionality and features, use of standards based technology, quality of support and service, company reputation and price. While price is less significant than other factors for corporate customers, price can be a significant factor for individual programmers. Certain of the Company's competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than the Company. As a result, competitors may be able to respond more quickly to new or emerging technologies and changes in customer reqquirements, or to devote greater resources to the development, promotion and sale of their products than the Company.

     The Company also faces competition from systems integrators and internal development efforts. Many systems integrators possess industry specific expertise that may enable them to offer a single vendor solution more easily, and already have a reputation among potential customers for offering enterprise-wide solutions to software programming needs. There can be no assurance that these third parties, many of which have significantly greater resources than the Company, will not market competitive software products in the future. It is also possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against curent and futrue competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, financial condition and results of operations.

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

    LIMITED INTERNATIONAL SALES AND MARKETING EXPERIENCE. The Company opened its first international sales office in Germany in January 1996. In February 1997, the Company expanded its European operations by acquiring 100% of the outstanding stock of PVI Precision Software GmbH (Precision). Precision is a European distributor of Rogue Wave software products and other companies' software products in Germany, the United Kingdom, France, and the Benelux countries. As of March 31, 1997, there were 29 employees located outside the United States. International revenue accounted for approximately 19% and 24% of the Company's total revenue in fiscal 1996 and the first half of fiscal 1997, respectively. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to do so in a timely manner, the Company's international revenue would be limited, and the Company's business, financial condition and results of operations would be materially and adversely affected.

     RISKS INHERENT IN INTERNATIONAL OPERATIONS. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign markets, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenue from licenses or from maintenance and service, or that the foregoing factors will not have a material adverse effect on the Company's future international revenue and, consequently, on the Company's business, financial condition and results of operations. The Company's direct international revenue is generally denominated in local currencies. As a result of recent fluctuations in international exchange rates, the Company's Board of Directors has authorized the Company to enter into forward exchange contracts to minimize the risks associated with such fluctuations. Although exposure to currency fluctuations to date has been insignificant, there can be no assurance that fluctuations in currency exhcange rates in the future will not have a material adverse impact on international revenue and thus the Company's business, financial condition and results of operations.

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

PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

     On December 15, 1995, the Company filed suit in the Circuit Court of Benton County (Oregon) against Eugene O. Cho, former Vice President of Marketing, seeking a declaration of the rights of the parties in connection with shares of Common Stock of the Company. The Company claimed that the formula controlling the vesting of the subject shares was inadvertently misstated and sought reformation of that agreement to reflect the true intent of the parties, such that, effective upon the termination of Mr. Cho in May 1995, the Company was entitled to repurchase 92,763 shares of Common Stock of the Company at $0.15 per share. On March 26, 1997, the Circuit Court of Benton County ruled in favor of the Company and dismissed all counterclaims filed by Eugene O. Cho.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     2.1(1)  Agreement and Plan of Reorganization between Registrant,
             Inmark Development Corporation and RW Acquisitions, Inc., dated as of September 19, 1995.
     2.2(1) Agreement and Plan of Merger between the Registrant and Rogue Wave Software, Inc., an Oregon corporation.
     3.1(2) Amended and Restated Certificate of Incorporation of Rogue Wave Software, Inc., a Delaware corporation.
     3.2(1) Bylaws of Rogue Wave Software, Inc., a Delaware corporation. 4.1(1) Reference is made to Exhibits 3.1 and 3.2.
     4.2(1)  Specimen Stock Certificate.
     4.3(1) Amended and Restated Investors' Rights Agreement between the Registrant and certain investors, dated November 10, 1995, as amended June 27, 1996.
     10.1(1) Registrant's 1996 Equity Incentive Plan.
     10.2(1) Registrant's Employee Stock Purchase Plan.
     10.3(1) Form of Indemnity Agreement to be entered into between the
             Registrant and its officers and directors.
     10.4(1) Lease Agreement between Registrant and the State of Oregon, dated May 1, 1996.
     10.5(1) Lease Agreement between the Registrant and the Landmark, dated
             April 22, 1996.
     10.6(1) Loan and Security Agreement between the Registrant and Silicon
             Valley Bank, dated October 16, 1996.
     10.7(1) Collateral Assignment, Patent Mortgage and Security Agreement between the Registrant and Silicon Valley Bank, dated
             October 16, 1996.
     27.1    Financial Data Schedule.

     (1) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, as amended (No. 333 -13517)

     (2) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ROGUE WAVE SOFTWARE, INC.
                                       (Registrant)




Date: May 12, 1997                     /S/ ROBERT M. HOLBURN, JR.
                                       ----------------------------------------
                                       ROBERT M. HOLBURN, JR.
                                       CHIEF FINANCIAL OFFICER