Form 10-Q
period 1997-06-30
ROGUE WAVE SOFTWARE INC /OR/
filed 1997-08-01
CIK 1023184

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1997

                                          OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES AND EXCHANGE ACT OF 1934


                           Commission File Number: 0-28900


                            ROGUE WAVE SOFTWARE, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                            93-1064214
------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

850 SW 35TH STREET, CORVALLIS, OREGON                             97333
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                   (541) 754-3010
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES    X       NO
                                                    -----        ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 CLASS                            OUTSTANDING AT JUNE 30, 1997
      ------------------------------              ----------------------------
      Common Stock, $0.001 par value                      7,710,063

                              ROGUE WAVE SOFTWARE, INC.
                                      FORM 10-Q

                                        INDEX



                                                                      PAGE NO.
                                                                      --------
PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets at June 30,
                 1997 and September 30, 1996 ........................      3

               Consolidated Statements of Operations for the
                 three and nine months ended June 30, 1997 and 1996..      4

               Consolidated Statements of Cash Flows for the
                 three months ended June 30, 1997 and 1996...........      5

               Notes to Consolidated Financial Statements............      6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .....................      7

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..........................................     15

Item 6.   Exhibits and Reports on Form 8-K...........................     15

SIGNATURES...........................................................     16

PART I - FINANCIAL INFORMATION

ITEM 1. - Consolidated Financial Statements:

                              ROGUE WAVE SOFTWARE, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)


                                                  June 30,        September 30,
                                                    1997              1996
                                                -----------       -------------
                                                (Unaudited)
                  ASSETS:
Current assets:
     Cash and cash equivalents                   $   5,082         $   1,714
     Short-term investments                         25,458               -
     Accounts receivable, net                        5,164             4,527
     Prepaid and other current assets                  907               981
                                                 ---------         ---------
        Total current assets                        36,611             7,222

     Furniture, fixtures and equipment, net          3,395             2,718
     Other assets, net                               2,169               254
                                                 ---------         ---------
        Total assets                             $  42,175         $  10,194
                                                 ---------         ---------
                                                 ---------         ---------

     LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                            $     600         $     637
     Accrued expenses                                3,411               805
     Deferred revenue                                4,977             2,881
     Current portion of long-term obligations          242               217
                                                 ---------         ---------
        Total current liabilities                    9,230             4,540

Long-term obligations, less current portion            370               322
                                                 ---------         ---------
        Total liabilities                            9,600             4,862
                                                 ---------         ---------

Mandatorily redeemable preferred stock                 -               4,664
                                                 ---------         ---------

Stockholders' equity:
     Common stock                                        8                 4
     Additional paid-in capital                     30,823               676
     Shareholder note receivable                       -                 (13)
     Retained earnings                               1,752                24
     Cumulative translation adjustment                  (8)              (23)
                                                 ---------         ---------
        Total stockholders' equity                  32,575               668
                                                 ---------         ---------
        Total liabilities and stockholders'
          equity                                 $  42,175         $  10,194
                                                 ---------         ---------
                                                 ---------         ---------

                              See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share data, unaudited)

                                                           Three months ended            Nine months ended
                                                                 June 30,                      June 30,
                                                         -----------------------      ------------------------
                                                           1997          1996           1997           1996
                                                         ---------     ---------      ---------     ----------
Revenue:
     License revenue                                     $  5,630       $  4,175      $  15,240     $  10,605
     Service and maintenance revenue                        2,622            833          5,803         2,587
                                                         --------       --------      ---------     ---------
         Total revenue                                      8,252          5,008         21,043        13,192
                                                         --------       --------      ---------     ---------

Cost of revenue:
     Cost of license revenue                                  482            412          1,262           873
     Cost of service and maintenance revenue                  872            388          1,969         1,025
                                                         --------       --------      ---------     ---------
         Total cost of revenue                              1,354            800          3,231         1,898
                                                         --------       --------      ---------     ---------
         Gross profit                                       6,898          4,208         17,812        11,294
                                                         --------       --------      ---------     ---------

Operating expenses:
     Product development                                    1,706          1,574          4,782         3,984
     Sales and marketing                                    3,648          2,262          9,103         5,969
     General and administrative                               787            624          2,241         1,596
                                                         --------       --------      ---------     ---------
         Total operating expenses                           6,141          4,460         16,126        11,549
                                                         --------       --------      ---------     ---------
         Income (loss) from operations                        757           (252)         1,686          (255)
Other income, net                                             473             11            925            68
                                                         --------       --------      ---------     ---------
         Income (loss) before income taxes                  1,230           (241)         2,611          (187)
Income tax expense (benefit)                                  427            (84)           883           (73)
                                                         --------       --------      ---------     ---------
         Net income (loss)                               $    803       $   (157)     $   1,728     $    (114)
                                                         --------       --------      ---------     ---------
                                                         --------       --------      ---------     ---------
Net income (loss) per common share                       $   0.09       $  (0.04)     $    0.21     $   (0.03)
                                                         --------       --------      ---------     ---------
                                                         --------       --------      ---------     ---------
Shares used in per share calculation                        8,693          4,196          8,348         4,088

                        See accompanying notes.

                            ROGUE WAVE SOFTWARE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                Nine Months Ended
                                                                                    June 30,
                                                                             ------------------------
                                                                                1997           1996
                                                                             ---------       --------
Cash flows from operating activities:
  Net income (loss)                                                          $  1,728        $  (114)

Adjustments to reconcile net income (loss) to net cash
from operating activities:
  Depreciation and amortization                                                 1,236            577
  Changes in assets and liabilities:
    Accounts receivable                                                           416         (1,171)
    Prepaid and other current assets                                              272           (481)
    Other assets                                                                 (223)          (146)
    Accounts payable and accrued expenses                                       1,432            234
    Deferred revenue                                                            1,405            858
                                                                             --------        -------
      Net cash from operating activities                                        6,266           (243)
                                                                             --------        -------

Cash flows from investing activities:
  Purchase of furniture, fixtures, and equipment                               (1,559)        (1,590)
  Purchase of short-term investments                                          (25,458)          -
  Purchase of business net of cash acquired                                    (1,245)          -
                                                                             --------        -------
      Net cash from investing activities                                      (28,262)        (1,590)
                                                                             --------        -------

Cash flows from financing activities:
  Payments on long-term obligations                                              (140)          (121)
  Net proceeds from issuance of mandatorily redeemable preferred stock            -            3,524
  Net proceeds from issuance of common stock, net                              25,380            -
  Payment on shareholder note receivable                                           13            -
  Proceeds from exercise of stock options                                         107             35
                                                                             --------        -------
      Net cash from financing activities                                       25,360          3,438
                                                                             --------        -------
Effect of exchange rate on cash and cash equivalents                                4             (4)
                                                                             --------        -------
      Net change in cash and cash equivalents                                   3,368          1,601
Cash and cash equivalents at beginning of period                                1,714          1,010
                                                                             --------        -------
Cash and cash equivalents at end of period                                   $  5,082        $ 2,611
                                                                             --------        -------
                                                                             --------        -------

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

2.   Short-term Investments
    Short-term investments consist primarily of commercial paper with acquired maturities of 180 days or less. The carrying amount of short-term investments is the cost plus interest earned as of June 30, 1997, which approximates market value.

3.   Stockholders' Equity
    On November 21, 1996, the Company completed a public offering of 2,363,890 shares of common stock which generated net proceeds of approximately $25.6 million after deducting applicable issuance costs and expenses. On December 3, 1996 the Company's underwriters exercised their over-allotment option resulting in the issuance of an additional 3,750 shares of common stock which generated net proceeds of approximately $41,850 after deducting applicable issuance costs and expenses. The net proceeds are expected to be used for working capital and general corporate purposes, including the expansion of general sales and customer support and possible future acquisitions of technologies, products or businesses.

4.   Acquisition
    On February 15, 1997, the Company acquired 100% of the outstanding stock of PVI Precision Software GmbH (Precision) for $1.2 million in cash. Precision is a European distributor of Rogue Wave software products and other companies' software products in Germany, the United Kingdom, France, and the Benelux countries. The acquisition has been accounted for under the purchase method and accordingly, the accompanying financial statements include Precision's results beginning with the acquisition date.

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

OVERVIEW

    Rogue Wave was founded in 1989 to provide reusable software parts for the development of object-oriented software applications. The Company operated as a Subchapter S corporation until June 1994. In October 1995, Rogue Wave merged with Inmark Development Corporation ("Inmark"), a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. The transaction was accounted for as a pooling-of-interests business combination. See Note 2 of Notes to Consolidated Financial Statements. The Inmark graphical user interface library is currently being marketed by Rogue Wave as a component of its Visual User Interface family of products.

    The Company has experienced significant revenue growth over the last several years. During fiscal 1995, the Company shifted its focus from achieving profitability to expanding its sales channels, marketing efforts and product development capacity. The shift resulted in expenses growing faster than revenue, causing a substantial decrease in net income in fiscal 1995 and fiscal 1996. As part of the shift toward expanding its product development capacity, the Company acquired Inmark. The Inmark Merger also contributed to the Company's higher product development expenses as a percentage of total revenue during fiscal years 1994, 1995 and 1996 because, prior to the time of the Inmark Merger, Inmark was engaged in a new product development effort that resulted in increased product development expenses.

    To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is recognized upon execution of a license agreement and shipment of the product if no significant contractual obligations remain and collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Service and maintenance revenue consists of fees that are charged separately from the product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically 12 months. Service revenue consists of training and consulting services and is recognized upon completion of the related activity. For all periods presented, the Company has recognized revenue in accordance with Statement of Position 91-1, SOFTWARE REVENUE RECOGNITION. See
Note 1 of Notes to Consolidated Financial Statements.

    The Company markets its products primarily through its direct sales force, and to a lesser extent through the Internet and an indirect channel consisting of OEMs, VARs, dealers and distributors. The Company's direct sales force consists of an inside telesales group that focuses on smaller orders ($50,000 or less), and an outside sales force that focuses on larger site licenses. The Company makes all of its products available for sale and distribution over the Internet. Revenue through this channel has not been significant to date, and there can be no assurance that the Company will be successful in marketing its products through this channel.

    International revenue accounted for approximately 19% of total revenue in fiscal 1996 and 23% of total revenue for the nine months ended June 30, 1997. The Company does not monitor the percentage of its net income represented by international revenue. In January 1996, the Company established a wholly-owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To date, other than revenue generated by the Company's European subsidiaries, the Company's international revenue has been denominated in United States dollars. The Company may enter into forward foreign exchange contracts to reduce the risk associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors--Risks Inherent in International Operations."

    The Company has developed technology relating to the collection and verification of data across the Internet. The Company intends to contribute such technology, and to make a funding commitment of up to $2.0 million over the next six to 18 months, to a majority-owned subsidiary for further development and possible commercialization of this technology. The Company will have the option to purchase the minority interest of the subsidiary during a specified time period in the future. Dan Whitaker, the Company's former Executive Vice President, Marketing, resigned his office and his position on the Company's Board of Directors to devote full time to the management of this subsidiary, but has agreed to serve as a consultant to the Company through July 1998. The Company expects that such subsidiary will be in the development stage for at least one year. There can be no assurance that the technology developed by such subsidiary will be commercialized, and even if it is commercialized there can be no assurance that the technology will receive market acceptance due to the subsidiary's new and untested business model. The financial results of such subsidiary will be consolidated with the Company's financial results. Accordingly, fluctuations in the operating results of such subsidiary may have a material adverse effect on the Company's operating results.

    In April 1997, the Company established a consulting group in Boulder, Colorado consisting of 15 employees. The addition of these employees has resulted in an increase in service and maintenance revenue and a corresponding increase in the cost of service and maintenance revenue. The gross margin associated with such consulting work has been and is expected to continue to be lower than the Company's historical gross margin on service and maintenance revenue. More recently, the Company announced its intention to move its administrative operations from its current location in Corvallis, Oregon to Boulder, Colorado during fiscal 1998. The Company expects to incur charges totaling approximately $1.5 million during fiscal 1998 in connection with this move. Such charges will have a material adverse effect on the operating results for the quarters in which they are incurred. Specifically, the Company anticipates that it will incur the substantial majority of such charges during the second quarter of fiscal 1998. Furthermore, the Company may incur additional charges associated with the move which, if incurred, may have a material adverse effect on the Company's operating results.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net revenues represented by certain line items in the Company's Consolidated Statements of Operations.


                                                      Percentage of total net revenues for the
                                                      ----------------------------------------
                                                   Three months ended            Nine months ended
                                                        June 31,                      June 31,
                                                   -------------------           -------------------
                                                    1997         1996             1997         1996
                                                   ------       ------           ------       ------
Revenue:
  License revenue                                   68%           83%              73%           80%
  Service and maintenance revenue                   32%           17%              27%           20%
                                                   ----          ----             ----          ----
     Total revenue                                 100%          100%             100%          100%
                                                   ----          ----             ----          ----

Cost of Revenue:
  Cost of license revenue                            6%            8%               6%            7%
  Cost of service and maintenance revenue           11%            8%               9%            8%
                                                   ----          ----             ----          ----
     Total cost of revenue                          17%           16%              15%           15%
                                                   ----          ----             ----          ----
     Gross profit                                   83%           84%              85%           85%
                                                   ----          ----             ----          ----

Operating expenses:
  Product development                               21%           31%              23%           30%
  Sales and marketing                               44%           45%              43%           45%
  General and administrative                         9%           13%              11%           12%
                                                   ----          ----             ----          ----
     Total operating expenses                       74%           89%              77%           87%
                                                   ----          ----             ----          ----
     Income (loss) from operations                   9%           (5%)              8%           (2%)
Other income, net                                    6%            0%               4%            1%
                                                   ----          ----             ----          ----
     Income (loss) before income taxes              15%           (5%)             12%           (1%)
Income tax expense (benefit)                         5%           (2%)              4%            0%
                                                   ----          ----             ----          ----
     Net income (loss)                              10%           (3%)              8%           (1%)
                                                   ----          ----             ----          ----
                                                   ----          ----             ----          ----


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997  AND 1996

REVENUE
    Total revenue increased 66% to $8.3 million for the three months ended June 30, 1997 from $5.0 million for the three months ended June 30, 1996. License revenue increased 33% to $5.6 million for the three months ended June 30, 1997 from $4.2 million for the three months ended June 30, 1996. License revenue increased primarily as a result of an increase in the number of licenses sold to existing and new customers, reflecting additional product offerings, an expanding market, increased market awareness and expansion of the Company's direct sales organization and international presence.

    Service and maintenance revenue increased 212% to $2.6 million for the three months ended June 30, 1997 from $833,000 for the three months ended June 30,1996. The increases in service and maintenance revenue were primarily attributable to increased sales volume of the Company's support and maintenance services and an increase in consulting revenue as a result of the establishment of a consulting business group.

COST OF REVENUE

    Cost of license revenue increased 17% to $482,000 for the three months ended June 30, 1997 from $412,000 for the three months ended June 30, 1996. Cost of license revenue as a percent of total revenue decreased because of cost savings associated with increased shipments of the Company's products on CD-ROM and online distribution.

    Cost of service and maintenance revenue increased 125% to $872,000 for the three months ended June 30, 1997 from $388,000 for the three months ended June 30, 1996. The increase was primarily the result of the establishment of a consulting business group in April 1997.

OPERATING EXPENSES

    Product development increased 6% to $1.7 million for the three months ended June 30, 1997 from $1.6 million for the three months ended June 30, 1996. The increase in product development expense was primarily attributable to the hiring of additional product development personnel. The decrease in product development expense as a percent of revenue was primarily due to the faster growth in revenues relative to the growth in development expense. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount through fiscal 1997 as the Company continues to increase its product development capacity, although the Company does not believe such expenses will increase as a percentage of total revenue.

    Sales and marketing expenses increased 57% to $3.6 million for the three months ended June 30, 1997 from $2.3 million for the three months ended June 30, 1996. The increase was primarily due to continued investment in systems and personnel to expand the Company's sales channels and the addition of sales personnel through the acquisition of Precision during the second quarter of fiscal 1997. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue.

    General and administrative expenses increased 26% to $787,000 for the three months ended June 30, 1997 from $624,000 for the three months ended June 30, 1996. The increase in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that during the near term its general and administrative expenses will continue to grow in absolute dollars as a result of additional anticipated expansion and the Company's scheduled move of its administrative operations to Boulder, Colorado.

OTHER INCOME, NET

    Other income increased during the three months ended June 30, 1997 versus the three months ended June 30, 1996 as a result of higher interest income due to a higher investment portfolio generated by cash from the Company's initial public offering and operations.

INCOME TAX EXPENSE

    The Company's effective tax rate for the three months ended June 30, 1997 was 35%. The Company anticipates its fiscal 1997 effective tax rate will be approximately 34% percent; however, this rate could change based on a change in the percentage of total revenue derived from international sources.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1997 AND 1996

    REVENUE. Total revenue increased 59% to $21.0 million for the nine months ended June 30, 1997 from $13.2 million for the nine months ended June 30, 1996. License revenue increased 43% to $15.2 million for the nine months ended June 30, 1997 from $10.6 million for the nine months ended June 30, 1996. License revenue increased primarily as a result of an increase in the number of licenses sold to existing and new customers, reflecting additional product offerings, an expanding market, increased market awareness and expansion of the Company's telesales organization and international presence.

    Service and maintenance revenue increased 123% to $5.8 million for the nine months ended June 30, 1997 from $2.6 million for the nine months ended June 30, 1996. The increase in service and maintenance revenue was primarily attributable to increased sales volume of the Company's support and maintenance services, as well as an increase in consulting revenue as a result of the establishment of the Company's consulting business group in Boulder, Colorado in April 1997.

    COST OF REVENUE. Cost of license revenue increased 49% to $1.3 million for the nine months ended June 30, 1997 from $873,000 for the nine months ended June 30, 1996, representing 8.3% and 8.2% of the license revenue for the respective periods.

    Cost of service and maintenance revenue increased 100% to $2.0 million for the nine months ended June 30, 1997 from $1.0 million for the nine months ended June 30, 1996, representing 33.9% and 39.6% of the service and maintenance revenue for the respective periods. The period to period dollar increase in cost of service and maintenance revenue was primarily the result of adding additional personnel and the establishment of the Company's consulting business group in Boulder, Colorado in April 1997. The period to period decrease in the cost of service and maintenance revenue as a percentage of service and maintenance revenue is primarily the result of economies of scale resulting from increasing maintenance revenue.

    PRODUCT DEVELOPMENT. Product development expenses increased 20% to $4.8 million for the nine months ended June 30, 1997 from $4.0 million for the nine months ended June 30, 1996. As a percentage of total revenue, product development expenses were 22.7% and 30.2% for the respective periods. The increase in product development expenses was primarily attributable to the hiring of additional product development personnel. The decrease in product development expenses as a percentage of total revenue was primarily due to the higher growth in total revenue relative to the growth of product development expenses. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount through fiscal 1998 as the Company continues to increase its product development capacity, although the Company does not believe such expenses will increase as a percentage of total revenue.

    SALES AND MARKETING. Sales and marketing expenses increased 52% to $9.1 million for the nine months ended June 30, 1997 from $6.0 million for the nine months ended June 30, 1996. As a percentage of total revenue, sales and marketing expenses were 43.3% and 45.2% for the respective periods. The increase in sales and marketing expenses was primarily due to continued investment in systems and personnel to expand the Company's sales channels and the addition of sales personnel through the acquisition of Precision during the second quarter of fiscal 1997. While the Company expects that sales and marketing expenses will continue to grow in dollar amount through fiscal 1998, the Company does not expect such expenses to increase as a percentage of total revenue.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 38% to $2.2 million for the nine months ended June 30, 1997 from $1.6 million for the nine months ended June 30, 1996. As a percentage of total revenue, general and administrative expenses were 10.6% and 12.1% for the respective periods. The increase in general and administrative expenses was primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that general and administrative expenses will continue to grow in dollar amount through fiscal 1998 as a result of additional anticipated expansion and the Company's scheduled move of its administrative operations to Boulder, Colorado.

    OTHER INCOME, NET. Other income increased during the nine months ended June 30, 1997 as compared with the nine months ended June 30, 1996 as a result of higher interest income due to a higher investment portfolio generated by cash from the Company's initial public offering and operations.

    INCOME TAX EXPENSE. The Company's effective tax rate for the nine months ended June 30, 1997 was 34%. The Company anticipates its fiscal 1997 effective tax rate will be approximately 34%; however, this rate could change based on a change in the percentage of total income derived from international sources.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company had cash, cash equivalents short-term investments of $30.5 million. This was due primarily to the completion of the Company's initial public offering of Common Stock on November 21, 1996 with net proceeds of approximately $25.6 million. Net cash from operating activities was $1.1 million, $493,000 and $(520,000) in fiscal 1994, 1995 and 1996, respectively. For fiscal 1995, net cash from operating activities of $493,000 was primarily attributable to increases in accounts payable and accrued expenses of $440,000 and deferred revenue of $702,000, offset by an increase in accounts receivable of $1.1 million, and adjusted for depreciation and amortization of $514,000. For fiscal 1996, net cash from operating activities of $(520,000) was primarily attributable to an increase in accounts receivable of $2.4 million, partially offset by an increase in deferred revenue of $1.5 million. The Company generated cash flows from operating activities of $6.3 million in the nine months ended June 30, 1997 as compared with cash used in operations of $243,000 for the nine months ended June 30, 1996. The increase in cash flows from operations during the nine months ended June 30, 1997 was due primarily to increases in net income, accrued expenses and deferred revenue.

    The Company's primary investing activities have consisted of purchases of equipment and the acquisition of Precision. The Company's expenditures for equipment, including those under capital leases, totaled $414,000, $672,000 and $2.4 million in fiscal 1994, 1995 and 1996, respectively. Capital expenditures increased significantly in fiscal 1996 primarily due to the purchase of computer and telecommunications equipment for over 60 new employees and due to the costs associated with the purchase of Internet infrastructure hardware and new software used in support of product development and other Company activities. During the nine months ended June 30, 1997, the Company's primary investing activities consisted of purchases of equipment of $1.6 million and $1.2 million for the acquisition of Precision.

    Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts, which revenue is deferred and recognized ratably over the term of such contracts and for the unrecognized portion of revenue associated with product license subscription contracts. See
Note 1 of Notes to Consolidated Financial Statements.

    The Company believes that existing sources of liquidity and cash flow will be adequate to fund its operations through at least the end of 1998.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    UNCERTAINTY OF FUTURE OPERATING RESULTS; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Prior growth rates in the Company's revenue and net income should not be considered indicative of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products and services, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements, the mix of products and services licensed or sold, levels of international sales, activities of and acquisitions by competitors, changes in pricing policy by the Company and its competitors, publication of opinions about the Company, its products and object-oriented technology by industry analysts, the hiring of new employees, changes in foreign currency exchange rates, product lifecycles and the ability of the Company to develop and market new products and control costs. The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenue and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, the Company has historically earned a substantial portion of its revenue in the last days of each quarter. To the extent this trend continues, the failure to achieve such revenue during the last days of any given quarter will have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

    Service and maintenance revenue tends to fluctuate as consulting contracts, which may extend over several months, are undertaken, renewed, completed or terminated. License fee revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial evaluation to purchase, varies substantially from customer to customer. As a result of these and other factors, revenue for any quarter is subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. The Company has announced its intention to move its administrative operations from its current location in Corvallis, Oregon to Boulder, Colorado during fiscal 1998. In connection with this move, the Company expects to incur charges totaling approximately $1.5 million during fiscal 1998. Such charges will have a material adverse effect on the operating results for the quarters in which they are incurred. Specifically, the Company anticipates that it will incur the substantial majority of such charges during the second quarter of fiscal 1998. Furthermore, the Company may incur additional charges associated with the move which, if incurred, may have a material adverse effect on the Company's operating results. In addition, the Company intends to create a majority-owned subsidiary to develop technology relating to the collection and verification of data across the Internet. The Company expects such subsidiary will be in the development stage for at least one year. There can be no assurance that the technology developed by such subsidiary will be commercialized, or even if it is commercialized there can be no assurance of market acceptance due to such subsidiary's new and untested business model. The financial results of such subsidiary will be consolidated with the Company's financial results. Accordingly, fluctuations in the operating results of such subsidiary may have a material adverse effect on the Company's operating results. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

    LIMITED OPERATING HISTORY. The Company was founded in September 1989 and first shipped products in November 1989. Although the Company's total revenue has increased in each of the last eight quarters and the Company had net income in most of those quarters, the Company incurred net losses in the quarters ended September 30, 1995 and June 30, 1996. In fiscal 1995 and fiscal 1996, the Company experienced significant declines in net income. The declines were primarily the result of two factors, the combination of its financial results with those of Inmark Development Corporation ("Inmark"), with which the Company merged in October 1995 (the "Inmark Merger"), as well as the significant commitment of resources to the Company's product development, sales and marketing and technical support organizations. The Inmark Merger had a significant adverse impact on the Company's net income because, prior to the time of the Inmark Merger, Inmark was engaged in a new product development effort that resulted in substantial operating losses. The increase in resources devoted to the Company's product development, sales and marketing and technical support organization were part of the Company's strategy to expand market share. The strategy represented a shift away from the Company's earlier focus on achieving profitability and the short term result was the decrease in net income. The Company expects to continue to devote substantial resources in these areas and as a result will need to recognize significant quarterly revenue to achieve and maintain profitability. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Although the Company has experienced significant revenue growth in recent years, there can be no assurance that the Company will sustain such growth, if any, or that the Company will remain profitable on a quarterly basis or at all.

    DEPENDENCE ON EMERGING MARKET FOR C++ AND JAVA. The Company's product lines are designed for use in object-oriented software application development, specifically the C++ and Java programming languages, and substantially all of the Company's revenue has been attributable to sales of products and related maintenance and consulting services related to C++ programming and development. The Company believes that while the market for object-oriented technology in general, and C++ tools and programming applications in particular, is growing, the Company's growth depends upon broader market acceptance of object-oriented technology and the C++ programming language. Even if broader market acceptance is achieved, the object-oriented market may continue to be characterized by multiple software environments, many of which are not supported by the Company's products, and numerous competitors in the areas of tools, methodology and services. Furthermore, the C++ programming language is very complex. Should the C++ programming language lose market acceptance or be replaced by another programming language, the Company's business, financial condition and results of operations would be materially and adversely affected. The Company's financial performance will depend in part upon continued growth in the object-oriented technology and C++ markets and the development of standards that the Company's products address. There can be no assurance that the market will continue to grow or that the Company will be able to respond effectively to the evolving requirements of the market.

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

    In addition, the Company has several products for use in the Java market. The Company has spent and will continue to devote resources on the development of new and enhanced products that address the Java market. There can be no assurance that the Company will be successful in marketing its existing or future Java products or that the market for Java products will grow. If the Java market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations could be materially and adversely affected.

    MANAGEMENT OF GROWTH. The Company is experiencing a period of transition and aggressive product introductions that has placed, and may continue to place, a significant strain on its resources, including its personnel. Expansion of the Company's product lines, additional product development and product introductions, or acquisitions of other technologies or companies, when added to the day-to-day activities of the Company, will place a further strain on the Company's resources and personnel. In particular, the Company has recently acquired a European distributor with offices and personnel in several European countries. In addition, the Company recently established a consulting group in Boulder, Colorado to help expand its ability to provide consulting services. Such additions involve a number of risks, including risks related to the integration of new businesses or business units, the substantial management time devoted to such activities, the failure to achieve anticipated benefits, such as cost savings and increased revenue, and the difficulties of managing additional operations. The Company's acquisition of Inmark in October 1995 resulted in the Company's product development team being distributed in three separate sites across the country. Managing this distribution requires a significant amount of attention from management, particularly the Vice President, Development and the Chief Technology Officer, to ensure that the Company's development efforts are timely, consistent and well integrated. In addition, the Company recently announced that it will move its administrative operations from Corvallis, Oregon to Boulder, Colorado. This move will result in the distribution of the Company's senior management team, which may make managing the Company's operations more difficult. In particular, managing this transition will require a significant amount of attention from management, particularly the Company's Chief Operating Officer and Chief Financial Officer who will relocate as part of the move.

    COMPETITION. The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for C++ software parts and programming tools and, to a lesser extent, at the emerging Java market. The Company's competitors offer a variety of products and services to address these markets. The Company believes that the principal competitive factors in this market are product quality, flexibility, performance, functionality and features, use of standards based technology, quality of support and service, company reputation and price. While price is less significant than other factors for corporate customers, price can be a significant factor for individual programmers. Direct competitors in the C++ market include Microsoft (with its Microsoft Foundation Classes, "MFC"), IBM, ILOG and several privately held companies. Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft may decide in the future to devote more resources to or broaden the functions of MFC in order to address and more effectively compete with the functionality of the Company's products. The Company faces direct competition in the Java market from Borland, JavaSoft (a business unit of Sun Microsystems), Microsoft, Sybase, Symantec and other companies for its current Java products and it expects to face significant competition in the future from such companies with respect to other Java products the Company may introduce. Software applications can also be developed using software parts and programming tools in environments other than C++ or Java. Indirect competitors with such offerings include Microsoft (with its ActiveX technology), Borland, Oracle, ParcPlace-Digitalk and Powersoft (a subsidiary of Sybase). Many of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and larger installed bases of customers than the Company. In addition, several database vendors, such as Informix, Oracle and Sybase are increasingly developing robust software parts for inclusion with their database products and may begin to compete with the Company in the future. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like the Company's current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than the Company.

As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company.

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

    RISKS OF EXPANDING INTERNATIONAL SALES AND MARKETING. The Company opened its first international sales office in Germany in January 1996. In February 1997, the Company expanded its European operations by acquiring PVI Precision Software GmbH ("Precision"). Precision is a distributor of the Company's software products in Germany, the United Kingdom, France and the Benelux countries. International revenue accounted for approximately 19% and 23% of the Company's total revenue in fiscal 1996 and the first nine months of fiscal 1997, respectively. As of June 30, 1997, the Company had 31 employees located outside of the United States. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to do so in a timely manner, the Company's international revenue would be limited, and the Company's business, financial condition and results of operations would be materially and adversely affected.

    RISKS INHERENT IN INTERNATIONAL OPERATIONS. International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign markets, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, and political and economic instability. There can be no assurance that the Company will be able to sustain or increase international revenue from licenses or from maintenance and service, or that the foregoing factors will not have a material adverse effect on the Company's future international revenue and, consequently, on the Company's business, financial condition and results of operations. The Company's direct international revenue is generally denominated in local currencies. As a result of recent fluctuations in international exchange rates, the Company's Board of Directors has authorized the Company to enter into forward exchange contracts to minimize the risks associated with such fluctuations. Although exposure to currency fluctuations to date has not been material, there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on international revenue and thus the Company's business, financial condition and results of operations.

    DEPENDENCE UPON KEY PERSONNEL. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The Company believes that the technological and creative skills of its personnel are essential to establishing and maintaining a leadership position, particularly in light of the fact that its intellectual property, once sold to the public market, is easily replicated. The loss of the services of one or more of the Company's executive officers or key technical personnel would have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the services of Thomas Keffer and Michael Scally, the Company's President and Chief Executive Officer, and Chief Operating Officer, respectively, would be difficult to replace. The Company has key person life insurance policies in the amount of $1.0 million on each of Dr. Keffer and Mr. Scally. The Company's future success also depends on its continuing ability to attract and retain highly-qualified technical, sales and managerial personnel. In July 1997, Dan Whitaker, the Company's former Executive Vice President, Marketing, resigned to devote full time to the management of a Company subsidiary. Although Mr. Whitaker has agreed to serve as a consultant to the Company through July 1998, there can be no assurance that the Company will be able to hire a qualified replacement. In the past, the Company has experienced some difficulty in attracting key personnel to work at its facilities in Corvallis, Oregon. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

    VARIABILITY OF SALES CYCLES. The Company distributes its products through two different direct sales channels, a telesales force and a field sales force, each of which is subject to a variable sales cycle. Products sold by the Company's telesales force may be sold after a single phone call or may require several weeks of education and negotiation before a sale is made. As such, the sales cycle associated with telesales typically ranges from a few days to two months. On the other hand, the purchase of products from the Company's field sales force is often an enterprise-wide decision and may require the sales person to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. For these and other reasons, the sales cycle associated with the sale of the Company's products through its field sales force typically ranges from two to six months and is subject to a number of significant delays over which the Company has little or no control. Due to the foregoing factors, quarterly revenue and operating results can be variable and are difficult to forecast, and the Company believes that period-to-period comparisons of quarterly revenue are not necessarily meaningful and should not be relied upon as an indicator of future revenue.

    PROPRIETARY RIGHTS, RISKS OF INFRINGEMENT AND SOURCE CODE RELEASE. The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one patent application pending in the United States. There can be no assurance that the Company's pending patent application, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the Company's pending patent. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The nature of many of the Company's products requires the release of the source code to all customers. As such, policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

    The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, financial condition and results of operations would be materially and adversely affected.

    PRODUCT LIABILITY. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations.

    RISK OF PRODUCT DEFECTS. Software products as complex as those offered by the Company frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or "bugs," or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. There can be no assurance that such errors or performance problems will not be discovered in the future, causing delays in product introduction and shipments or requiring design modifications that could materially and adversely affect the Company's competitive position and operating results. The Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Although the Company has not experienced material adverse effects resulting from any such errors to date, there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, the payment of monetary damages, damage to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, financial condition and results of operations.

    POSSIBLE VOLATILITY OF STOCK PRICE. The Company's stock price has fluctuated substantially since its initial public offering in November 1996. There can be no assurance that the market price of the Common Stock will not decline below the public offering price set forth on the cover page of this Prospectus. The trading price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of these companies. These market fluctuations may materially and adversely affect the market price of the Company's Common Stock.

PART II  -  OTHER INFORMATION


Item 6.  -    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
         2.1(1)    Agreement and Plan of Reorganization between Registrant,
                   Inmark Development Corporation and RW Acquisitions, Inc.,
                   dated as of September 19, 1995.
         2.2(1)    Agreement and Plan of Merger between the Registrant and
                   Rogue Wave Software, Inc., an Oregon corporation.
         3.1(2)    Amended and Restated Certificate of Incorporation of Rogue
                   Wave Software, Inc., a Delaware corporation.
         3.2(1)    Bylaws of Rogue Wave Software, Inc., a Delaware corporation.
         4.1(1)    Reference is made to Exhibits 3.1 and 3.2.
         4.2(1)    Specimen Stock Certificate.
         4.3(1)    Amended and Restated Investors' Rights Agreement between the
                   Registrant and certain investors, dated November 10, 1995, as amended June 27, 1996.
         10.1(1)   Registrant's 1996 Equity Incentive Plan.
         10.2(1)   Registrant's Employee Stock Purchase Plan.
         10.3(1)   Form of Indemnity Agreement to be entered into between the
                   Registrant and its officers and directors.
         10.4(1)   Lease Agreement between Registrant and the State of Oregon, dated May 1, 1996.
         10.5(1)   Lease Agreement between the Registrant and the Landmark,
                   dated April 22, 1996.
         10.6(1)   Loan and Security Agreement between the Registrant and
                   Silicon Valley Bank, dated October 16, 1996.
         10.7(1)   Collateral Assignment, Patent Mortgage and Security
                   Agreement between the Registrant and Silicon Valley Bank,
                   dated October 16, 1996.
         27.1(3)   Financial Data Schedule.

         (1) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, as amended (No. 333-13517)

         (2) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.

         (3) Filed as an Exhibit to the Registrant's Registration Statement on Form S-1, as filed August 1, 1997.

ITEMS 1, 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ROGUE WAVE SOFTWARE, INC.
                                       (Registrant)




Date:    August 1, 1997                /S/ ROBERT M. HOLBURN, JR.
                                       --------------------------------------
                                       ROBERT M. HOLBURN, JR.
                                       CHIEF FINANCIAL OFFICER