Form 10-K
period 1997-09-30
ROGUE WAVE SOFTWARE INC /OR/
filed 1997-12-10
CIK 1023184

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the fiscal year ended September 30, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________  to ____________

                      Commission file number      0-28900

                           ROGUE WAVE SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

      Delaware                                               93-1064214
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

 850 SW 35th Street, Corvallis, Oregon                         97333
(Address of principal executive offices)                    (Zip code)

                                (541) 754-3010
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X      NO
   -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                -----

As of October 31, 1997, there were 8,374,472 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $73,749,698 based upon the closing price of the Common Stock on October 31, 1997 on the NASDAQ National Market System. Shares of Common Stock held by each officer, director and holder of five percent or more of the Common Stock outstanding as of October 31, 1997 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                                ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for Registrant's 1997 Annual Meeting of Stockholders to be held January 20, 1998 are incorporated by reference in
Part III of this Form 10-K.

                                   FORM 10-K

                                     INDEX


PART I................................................................Page 2
 Item 1. Business.....................................................Page 2
 Item 2. Properties...................................................Page 19
 Item 3. Legal Proceedings............................................Page 19
 Item 4. Submission of Matters to a Vote of Security Holders..........Page 19

PART II...............................................................Page 20
 Item 5. Market for the Registrant's Common Stock and Related
           Stockholder Matters........................................Page 20
 Item 6. Selected Consolidated Financial Data.........................Page 21
 Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................Page 22
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk..Page 27
 Item 8. Consolidated Financial Statements and Supplementary Data.....Page 27
 Item 9. Changes in and Disagreements with Accountants on Accounting
           And Financial Disclosure...................................Page 27

PART III..............................................................Page 27
 Item 10. Directors and Executive Officers of the Registrant..........Page 27
 Item 11. Executive Compensation......................................Page 27
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management.................................................Page 27
 Item 13. Certain Relationships and Related Transactions..............Page 27

PART IV...............................................................Page 28
 Item 14. Exhibits, Consolidated Financial Statements, Schedules,
            and Reports on Form 8-K...................................Page 28

SIGNATURES............................................................Page 29

                                    PART I



ITEM 1.   BUSINESS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY, ITS BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES POSED BY MANY FACTORS AND EVENTS THAT COULD CAUSE THE COMPANY'S ACTUAL BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS TO DIFFER MATERIALLY FROM THOSE THAT MAY BE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTIONS "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS PROSPECTUS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT.
THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY SUBSEQUENTLY ARISE. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

     Rogue Wave is a leading provider of object-oriented software parts and related tools. The Company's C++ and Java-based products are used to develop robust, scalable software applications for a wide variety of environments, including client-server, intranet and Internet environments. These products enable customers to construct software applications more quickly, with higher quality and across multiple platforms, and reduce the complexity associated with the software development process. The Company's software parts provide the functionality to perform fundamental operations such as network and database connectivity, thereby allowing programmers to focus on the core functionality of the software under development.

     To date, Rogue Wave has sold over 50,000 end-user licenses. Rogue Wave markets its software primarily through its telesales and direct field sales organization, and to a lesser extent through indirect channel partners. The Company bundles its Tools.h++ and/or Standard C++ Library products with popular compilers offered by leading vendors, including Hewlett-Packard, Microware, Siemens-Nixdorf, Silicon Graphics and Sun Microsystems. The Company's products are used by programmers to develop software applications for organizations in a wide variety of industries. The Company's customers include 3Com, Boeing, Hewlett-Packard, IBM, MCI, Morgan Stanley, Motorola and Netscape.

INDUSTRY BACKGROUND

     INCREASING DEPENDENCE ON SOFTWARE. Businesses are increasingly relying on information systems as a strategic resource and as a way of differentiating themselves from their competitors. A sophisticated enterprise-wide information system can allow a company to take advantage of new markets before a competitor, reduce operating expenses and increase ties with suppliers and customers. Internet and intranet technologies can be particularly effective in extending the information system outside the bounds of a company, creating even more opportunities. Of all the pieces that make up an information system, it is increasingly software that plays a critical role. Therefore, as businesses become more dependent on these information systems, they become more dependent on software. In addition, electronic systems manufacturers and independent software vendors are increasingly dependent on the development of software to provide critical functionality and product differentiation.

     NEED FOR IMPROVED SOFTWARE DEVELOPMENT TECHNOLOGIES AND METHODS. Software development technologies and methods have not kept pace with the increasing reliance on software systems. In fact, the intricacies of modern software systems have tended to make the software development process longer, more complicated and increasingly error prone. For example, many businesses are implementing client-server applications that must be scalable (capable of growing to support additional users) enough to handle hundreds or thousands of users, yet flexible enough to meet continually changing business requirements. Businesses implementing enterprise-wide information systems face a particularly difficult challenge in developing software for the distributed, heterogeneous environments that these systems typically demand. In addition, businesses recognize that not only are these software systems expensive to develop, they can also be expensive to maintain.

     Organizations have taken an initial step in addressing the complexity and cost of today's software systems by breaking software applications into functional segments to be developed by separate teams of programmers. However, traditional software development methodologies often produce unnecessary and complex interdependencies among functional software segments. The resulting software is typically difficult to develop and test, as well as expensive to modify and maintain.

     ADOPTION OF OBJECT-ORIENTED TECHNOLOGIES. To address the difficulties of developing and maintaining complex software systems, organizations are increasingly adopting object-oriented technologies and development methodologies. Object-oriented programming allows software to be written in terms of objects that are used as building blocks to model real-world objects and systems. Objects are self-contained units that encapsulate a collection of data and related procedures. Although objects may be internally complex, they are designed to have simple interfaces that allow programmers to develop and change objects independently without affecting other segments of the software system. The generalized, self-contained nature of well-designed objects allows them to be reused within a single software system and in subsequent applications. To a large extent, developing software applications then becomes a matter of assembling new and existing objects, rather than writing entire programs from scratch, resulting in significantly reduced development times and improved software quality. In addition, because the internal details of each object are relatively insulated from the rest of the system, objects can be tested, modified and maintained independently.

     As object-oriented technologies have been adopted over the last several years, C++ has emerged as the de facto standard computer language for object-oriented software development. Java, another object-oriented programming language that is similar to C++, has been recently popularized through the growth of the Internet and intranet environments. Java offers additional benefits in the areas of platform independence and distributed computing.

     NEED FOR ROBUST THIRD-PARTY SOFTWARE PARTS. While objects are easy to use once built, developing robust, well-designed objects can be extremely difficult and time consuming. Many technical details must be addressed, including support for various platforms, graphical user interfaces, databases and networking protocols. As a result, object-oriented software development can be improved significantly through the use of pre-built, industry-standard objects ("software parts"). Software parts are typically sold as a "class library," a group of 20-100 related object types ("classes"). Organizations seek to improve quality and time-to-market by purchasing pre-written objects from independent vendors to handle fundamental operations ranging from simple functions such as date handling to more complex functions such as network communications. Using off-the-shelf parts for such tasks allows programmers to focus on the core functionality of the systems they are developing. For example, using a standard object for database connectivity allows a programmer to develop an application without regard to the low level details of programming to any particular database while allowing the freedom to switch between different database vendors. In addition, commercially available software parts typically are more thoroughly tested and provide more complete functionality than parts developed in-house. The Company believes that the use of third-party software parts will enable organizations to develop robust software applications more rapidly, at lower cost and with more functionality than applications using only internally developed objects.

THE ROGUE WAVE SOLUTION

     Rogue Wave is a leading provider of object-oriented software parts and related tools. The Company's products are designed to enable customers to construct robust applications more quickly, with higher quality and across multiple platforms, while reducing the complexity associated with the development process. The Company provides customers with proven object-oriented development technology so that they can better apply the principles of software reuse to their own software development efforts. Rogue Wave's products are designed to be general purpose in nature, supporting a broad range of development environments and methodologies. The Company's software parts span a range of functionality from low-level ANSI/ISO standardized data structures to higher level database connectivity objects. The Company follows a cross-platform strategy that allows most objects to be used on the most popular operating systems, such as Windows and

UNIX. The Company offers a broad suite of software parts and related tools for C++, the de facto standard object-oriented programming language, and has more recently introduced a suite of Java-based software parts and related tools.

     The Company's products and services provide professional programmers with the following benefits:

     IMPROVED SOFTWARE QUALITY. Rogue Wave's products improve software quality by providing professional programmers with robust and reusable software parts and related tools. The use of the Company's products can result in applications that are internally simpler and contain less untested code, resulting in fewer bugs and higher quality.

     ACCELERATED DEVELOPMENT TIME. By using the Company's software parts, developers produce and test fewer lines of original code, thereby reducing overall development time. In addition, the Company's C++ and Java application builders simplify and accelerate prototyping and development efforts by offering visual design environments along with code generation and testing capabilities.

     INCREASED FLEXIBILITY. Most of the Company's software parts have been written to be cross-platform. In addition, the database products can be used with a wide variety of databases, and the visual products with a wide variety of GUIs. This flexibility allows programmers to develop applications with minimal regard to the environments in which they will be deployed. Businesses gain the ability to deploy software systems in a wide variety of environments with minimal redevelopment.

     INCREASED FOCUS ON CRITICAL FUNCTIONALITY. Rogue Wave's products encapsulate fundamental operations within software parts, allowing developers to focus on creating the critical business logic within applications rather than the arcane features of the environments in which they are developing.

     REDUCED MAINTENANCE COST. Rogue Wave's products are designed to reduce overall maintenance and support costs over the life of an application. The use of the Company's products helps programmers develop flexible, modular applications that can be more easily updated, modified and refined.

THE ROGUE WAVE STRATEGY

     The Company's objective is to be the leading provider of high quality, reusable software parts and related tools for the development of object-oriented software applications. The key elements of the Company's strategy to achieve this objective include:

PROMOTE "TOOLS.h++ EVERYWHERE" STRATEGY. In order to establish brand awareness and cultivate a loyal base of programmers using the Company's products, the Company promotes the widespread use of its Tools.h++ product. The Company believes that Tools.h++ is the most widely used cross-platform C++ class library. In addition to its direct sales efforts, the Company has entered into OEM agreements to bundle Tools.h++ with popular compilers offered by leading vendors, including Hewlett-Packard, Microware, Siemens-Nixdorf, Silicon Graphics and Sun Microsystems. The Company believes its "Tools.h++ Everywhere" strategy enables the Company to leverage its installed base of Tools.h++ customers by offering additional object-oriented software parts and related tools through its telesales organization.

DEVELOP STRATEGIC PARTNERSHIPS. The Company intends to continue to establish close relationships with leading technology companies and systems integrators through technology licensing and joint distribution and marketing arrangements to promote the widespread acceptance and distribution of Rogue Wave's products. In particular, the Company recently entered into a joint marketing agreement with Rational Software under which Rational will embed references to Rogue Wave products in the Rational Rose product. In addition, the Company will port key products to the Rational Apex development environment. This collaboration will enable the introduction of the Company's products to Rational's customer base. In addition, the Company has signed agreements with Object Design to provide DBTools.h++ with its ObjectStore development suite and with HAHT Software to provide DBTools.h++ in their Web development tool.

EXTEND TECHNOLOGICAL LEADERSHIP. The Company believes that it has developed industry-leading, standards-based class libraries. The Company is an active participant on the ANSI/ISO C++ Standards Committee and has authored several standards. The Company's implementation of the ANSI/ISO Standard C++ Library has been evaluated and selected by several compiler vendors such as Hewlett-Packard, Siemens-Nixdorf, Silicon Graphics and Sun Microsystems. The Company intends to continue to invest significant resources to maintain and extend its technological leadership.

LEVERAGE C++ EXPERTISE TO ADDRESS THE JAVA MARKET. The Company has considerable expertise in the C++ language, gained through the development of its class libraries, that is directly applicable to the Java language. Java has many of the same features of C++ but is simpler to use. Java also explicitly supports cross-platform, distributed applications. The Company believes it was the first to deliver a commercially available Java interface builder and intends to continue to leverage its C++ expertise to address the Java marketplace. The Company's strategy is to continue to focus on the Java language in order to expand its suite of Java class libraries and related development tools.

PROMOTE THE ENTERPRISE-WIDE ADOPTION OF ROGUE WAVE PRODUCTS. The Company has traditionally marketed its products to individual professional programmers, and the Company has sold over 50,000 end-user licenses to date. The Company intends to leverage its installed customer base of corporate programmers to approach its customers' higher level management and promote the standardization of its products within customer organizations. Furthermore, the Company intends to broaden its suite of complementary products, allowing the Company to fulfill more of its customers' software development needs.

CONTINUE TO PROVIDE FLEXIBLE CROSS-PLATFORM SOFTWARE. The Company supports multiple development platforms, including Windows 3.1, Windows 95, Windows NT and various versions of UNIX such as Sun Solaris and Hewlett-Packard's HP/UX. In addition, the Company is committed to providing "policy free" class libraries that provide users the flexibility to use Rogue Wave's products with a wide variety of C++ based programming environments and methodologies. The Company believes that this flexibility improves the competitiveness of its products.

EXPAND WORLDWIDE DISTRIBUTION. The Company distributes its products primarily through its direct telesales and field sales organizations and, to a lesser extent, through OEMs and VARs. The Company intends to expand its global distribution capabilities by increasing its presence in strategic international markets. In particular, the Company believes that there are significant growth opportunities in Europe. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of the Company's software products. The Company also plans to continue to increase its domestic sales force in order to expand its market presence.

PRODUCTS

     Rogue Wave's products are designed to be used individually, with each other, or with other industry standard products. They fall into six different product groups: Foundation (general purpose data structures and algorithms); Database (software parts for interfacing to relational databases as well as related tools); Visual User Interface (GUI libraries as well as related tools); Mathematical (software parts for numerical and mathematical calculations); Distributed (software parts for facilitating distributed computing); and Java (Java software parts and related tools). All products are portable between Windows and UNIX, except View.h++, which is for UNIX only. During the fourth quarter of fiscal year 1997 the Company released Tools.h++ for OS/390 giving Tools.h++ customers cross-platform compatibility from NT through Unix and into mainframe class machines.

FOUNDATION

STANDARD C++ LIBRARY. Rogue Wave has played an active role on the ANSI/ISO C++ Standards Committee and has leveraged that experience to develop its version of the Standard C++ Library. Rogue Wave's Standard C++ Library includes fundamental data structures, as well as string, numeric limits, complex, allocator, valarray, iostream and locale classes. Rogue Wave's Standard C++ Library has been adopted by many of the leading C++ compiler vendors, including Hewlett-Packard, Microware, Siemens-Nixdorf, Silicon Graphics and Sun Microsystems.

TOOLS.H++. Tools.h++ encapsulates and extends the Standard C++ Library, making the Standard C++ Library easier to use by introducing object-oriented constructs and adding new classes, such as hash tables, that are not part of the Standard C++

Library. Used together, Tools.h++ and the Standard C++ Library give users the portability of the Standard C++ Library plus the safety and reusability associated with object-oriented design.

THREADS.H++. Threads.h++, which is built on top of the Tools.h++ foundation class library, is a C++ class library for developing multi-threaded applications. Multi-threaded applications can offer improved responsiveness and performance. By writing to the Threads.h++ Application Programming Interface ("API"), users can write code that is both simpler and platform independent.

SERIALIZE.H++. Serialize.h++, which is built on top of the Tools.h++ foundation class library, is a C++ class library that allows objects that have been saved using the Java "serial protocol" to be restored in C++. This allows objects to be passed back and forth between Java and C++, providing an interoperability solution between the two languages.

DATABASE

DBTOOLS.H++. DBTools.h++, which is built on top of the Tools.h++ foundation class library, provides a common, object-oriented interface to relational databases. Applications can be written once to the DBTools.h++ API and then deployed to any of the supported databases, regardless of the differences in data structures and function calls between the different databases. DBTools.h++ provides native access to Informix, Microsoft SQL Server, Oracle and Sybase, plus general connectivity to these and other relational databases through the ODBC standard. In addition, DBTools.h++ provides a flexible error-handling model and encapsulates SQL 92 DML functionality, including SQL extensions such as stored procedures.

OBJECT FACTORY. Object Factory is a development tool that automatically creates business objects represented in the schemas held in a relational database, as well as letting users design the visual elements of an application through a "point and click" interface. Object Factory maps schema information, stored procedure activation and query results into DBTools.h++ classes. Object Factory also lets users drag and drop various user elements, such as push buttons, edit boxes and drop down lists, onto a window, thereby building the graphical user interface of an application more quickly. Code generation is controlled through a point-and-click interface, which displays database and schema information on the screen. Object Factory uses source drivers to control code generation. Users can edit the source driver files to tailor output to specific needs. Object Factory is being sold as a value added feature for DBTools.h++.

VISUAL USER INTERFACE

ZAPP DEVELOPERS SUITE. The zApp Developers Suite consists of four different products: the zApp Application Framework, Object Factory (described above), zHelp and the zApp Interface Pack. The zApp Application Framework, which is built on top of the Tools.h++ foundation class library, is an object-oriented, GUI library written in C++ that provides portability among Windows 95, Windows NT and various versions of UNIX such as Sun Solaris and Hewlett-Packard's HP/UX. Users program once to the zApp API and are then able to deploy to any supported platform with minimal changes. zHelp allows users to design a platform-inedependent "Help" system. zApp Interface Pack provides high-level visual objects and custom controls and extends the functionality of the zApp Application Framework. zApp Interface Pack consists of approximately 100 classes, including tables, toolbars, status lines, 3D controls and bitmap buttons.

VIEW.H++. View.h++, which is built on top of the Tools.h++ foundation class library, is a C++ library that provides an object-oriented, C++ interface to OSF/Motif, the industry standard GUI for UNIX machines. View.h++ supports both Motif 1.1 and Motif 1.2 features.

MATHEMATICAL

MONEY.H++. Money.h++ is a C++ class library for representing and manipulating exact decimal fractions, primarily in banking and other financial applications. It also includes I/O formatting objects, error handling, control over rounding and explicit representation for several non-numeric values.

MATH.H++. Math.h++ is a C++ class library that improves the performance and reliability of any code that manipulates arrays of numbers. It includes vectors, matrices, arrays, random number generators and Fast Fourier Transforms. Math.h++ is useful in mathematical and numerical applications.

LAPACK.H++. LAPACK.h++ is a C++ class library that is designed to solve numerical linear algebra problems. It manages the details of data representation, enabling the programmer to concentrate on application development.

DISTRIBUTED

NET.H++. Net.h++, which is built on top of the Tools.h++ foundation class library, is a C++ class library for developing applications that communicate across a network. By programming to the Net.h++ API, the user can write code that is both simpler and platform independent.

ORBSTREAMS.H++. ORBstreams.h++, which is built on top of the Tools.h++ foundation class library, is a C++ library that makes C++ programming in an OMG CORBA environment much easier by providing C++ classes that stream complicated C++ objects across a CORBA interface, eliminating the need to write custom marshaling and unmarshaling routines.

INTER.NET.H++. Inter.Net.h++, which is built on top of Net.h++, Threads.h++ and Tools.h++, is a C++ library that allows users to add FTP, HTTP, SMTP and POP3 capabilities to C++ client applications in a platform independent manner. It also automatically creates threads for users, increasing application performance and responsiveness.

JAVA

JFACTORY. JFactory generates Java calls to the Abstract Windowing Toolkit (from Sun Microsystems). The user can design an application visually by dragging and dropping elements, such as radio buttons and edit boxes, onto a window. Once the look of the application has been designed, JFactory automatically generates the code for the application.

JMONEY. JMoney is a Java class library for representing and manipulating exact decimal fractions, primarily for banking and other financial applications. It also includes algorithms for calculating amortization and other schedules.

JTOOLS. JTools is a Java class library that extends the set of utility data structures that comes with the Java Development Kit distributed by Sun Microsystems. It also includes a Java version of Rogue Wave's proprietary "virtual streams" persistence protocol, which allows users to save objects in C++ and then restore them in Java. This provides a C++/Java interoperability solution, similar to Serialize.h++.

JWIDGETS. JWidgets is a Java class library that extends the set of user controls that comes with the Java Development Kit distributed by Sun Microsystems. It includes such controls as trees, tabbed notebooks, grids and others.

JCHART. JChart is a Java class library that allows programmers to incorporate customizable, dynamic charts in Java applets and applications. Possible chart types include: multi-row, multi-column and stacked bar charts; multi-row and stacked area charts; and line, pie and scatter-plot charts. A flexible set of properties gives programmers control over styles, color, font size and types, scaling factors, titles, background patterns, axis labels and legends.

JDBTOOLS. JDBTools is a Java class library that is similar to the DBTools.h++ C++ class library. It provides a common, object-oriented interface to relational databases. Applications can be written once to the JDBTools API and then deployed to any of the supported databases, regardless of the differences in data structures and function calls between the different databases. JDBTools provides for flexible connection management, including connection pools and named connections. Just-in-time binding enhances performance, because implementations are created only when it comes time to execute the object.

CUSTOMERS

 The Company's products are used by programmers to develop software applications for organizations in a wide variety of industries. To date, the Company has sold over 50,000 end-user licenses to individual programmers and customers in industries such as telecommunications, computers and electronics, software and information systems, transportation, consulting services, financial services, and other industrial and consumer products companies.

SALES, MARKETING AND CUSTOMER SUPPORT

     The Company markets its software primarily through its direct sales organization and, to a lesser extent, through outside sales representatives and indirect channel partners. As of September 30, 1997, the Company's sales and marketing organization consisted of 107 individuals. In addition, the Company's products and related tools are sold directly through VARs and OEMs. The Company primarily sells perpetual use, non-exclusive licenses to use its products for an up front fee. The licenses generally include a 30-day right of return policy.

TELESALES. As of September 30, 1997, the Company employed 41 telesales representatives. A significant part of the Company's "Tools.h++ Everywhere" strategy is the sale of its products to individual and small groups of programmers. The Company uses OEM generated and other targeted mailing lists to distribute product catalogs to those individuals. The Company's telesales force complements the "Tools.h++ Everywhere" strategy by fielding inquiries and orders from a broad range of users who are exposed to one or more of the Company's products. Sales through this channel are typically less than $50,000 per order and the sales cycle is generally less than two months.

DIRECT FIELD SALES. To date, the Company has primarily conducted its direct sales activities in the United States. As of September 30, 1997, the Company employed five domestic direct field sales representatives supported by three technical sales representatives. The Company's domestic field sales force targets Fortune 500 customers in strategic industries, such as financial services and telecommunications. The field sales force typically focuses on reaching chief information officers or similar enterprise-wide technology purchasers. The sales cycle for this "top down" approach typically ranges from two to six months. The Company maintains domestic direct sales offices or personnel in, California, Colorado and New York.

     The Company's international channel development efforts have initially focused on Europe. The Company established a German sales and support office in January 1996 and acquired PVI Precision Software, GmbH ("Precision"), a European distributor with offices in Germany, the United Kingdom, France and the Benelux countries, in February 1997. As of September 30, 1997, the Company's European sales, support and consulting organization consisted of 39 individuals. The Company maintains European sales and support offices in Germany, the United Kingdom, France and the Netherlands.

STRATEGIC PARTNERSHIPS. The Company has recently begun to establish strategic partnerships with leading technology companies and systems integrators through technology licensing agreements and joint distribution and marketing arrangements. In addition, the Company offers all of its products for sale and distribution through its Web site. Telesales representatives utilize this channel to fulfill certain orders, increasing their productivity.

ORIGINAL EQUIPMENT MANUFACTURERS AND VALUE ADDED RESELLERS. The Company's foundation products are bundled with many leading C++ compilers and distributed by major OEMs and VARs. Although this use of OEMs and VARs does not contribute significantly to the Company's revenue, it does further the Company's "Tools.h++ Everywhere" strategy by increasing the exposure of C++ users to the Company's products and providing name recognition for the Company.

     The Company's marketing efforts are directed at broadening the market for its products by increasing awareness among corporate programmers and chief information officers. In support of its sales efforts, the Company's marketing department conducts comprehensive programs that include advertising, direct mail, public relations, trade shows, seminars and ongoing customer communications programs. The Company also keeps its customers informed of advances in the field through technical papers and other mailings. The Company maintains a Web site on the Internet that provides Company and product information and handles sales and distribution for its products.

     The Company believes that a high level of customer support is important to the successful marketing and sale of its products. The Company offers telephone, electronic mail, fax and Internet-based customer support through its support services staff. Initial product license fees include 30 days of customer support. The Company also offers annual maintenance agreements that include technical support and upgrades, and offers introductory and advanced classes and training programs.

     In April 1997, the Company established a consulting services group in Boulder, Colorado to provide services to the Company's Fortune 1000 customers. As of September 30, 1997, the Company's domestic consulting group consisted of 9 employees.

PRODUCT DEVELOPMENT

     As of September 30, 1997, there were 65 employees on the Company's product development staff. The Company's product development expenditures in fiscal 1995, 1996 and 1997 were $3.2 million, $5.5 million, $6.5 million, respectively, and represented 26.8%, 29.4% and 21.5% of total revenue, respectively. The Company expects that it will continue to commit substantial resources to product development in the future.

     The majority of the Company's research and development department is located in Corvallis, Oregon, with additional groups in Mountain View, California and Charlotte, North Carolina. The Company's research and development department is organized into six different teams, reflecting the six different product groups, Foundation, Database, Visual User Interface, Mathematical, Distributed and Java. Each team has a lead architect who is responsible for the technical content of the product group, as well as a development manager who is responsible for the personnel in the group, both of whom work closely with a corresponding marketing manager in the marketing department. Although development teams are responsible for the overall design, implementation and testing of products, the Company has a Quality Engineering ("QE") team that designs test suites and maintains configuration management systems.

     The Company has adopted ClearCase from Pure Atria Software for configuration management. The Company performs synchronization between development sites using the ClearCase "Remote Site" option. In addition, the Company uses Purify and Quantify from Pure Atria Software to improve product quality. All products developed by the Company are tested using Purify during the Company QE process. The Company uses an internal DESIGN AND STYLE GUIDE to ensure consistency of general architectural, design and style features. Furthermore, the Chief Technical Officer is responsible for the design and implementation of common architectural features across all products.

     An important architectural principle of the Company is that all products should be "policy-free." That is, they should not dictate how the product should be used and in what environment. As an example, DBTools.h++ can manage database connections (how and when they are established and terminated) or it can allow the programmer to manage them manually.

C++ PRODUCTS. Rogue Wave is continuing to expand and enhance its catalogue of C++ class libraries and related development tools. The Company plans to introduce a new version of DBTools.h++ that will improve performance and support for transactions. The Company is also working on new versions of Tools.h++.

JAVA PRODUCTS. The Company is working to solidify its place as a leader in the newly developing Java tools market by developing additional products for Java. Unlike C++, Java comes with a functional set of low-level class libraries. Accordingly, the Company has chosen to focus on higher-value components. In particular, the Company is developing software to allow its customers to write multi-tiered applications in Java, as well as to write high-performance highly concurrent applications in Java, using software parts.

     The Company has developed technology relating to the collection and verification of data across the Internet. The Company contributed such technology, and made a funding commitment of up to $2.0 million over the next three to 15 months, to a majority-owned subsidiary HotData, Inc. ("HotData") for further development and possible commercialization of this technology. The Company has the option to purchase the minority interest of the subsidiary during a specified time period in the future. Dan Whitaker, the Company's former Executive Vice President, Marketing, resigned his office and his position on the Company's Board of Directors to devote full time to the management of this HotData, but has agreed to serve as a consultant to the Company through July 1998.

     The Company's future success will depend on its ability to continue to enhance its current product line and to continue to develop and introduce new products that keep pace with competitive product introductions and technological developments, satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis fully functional product enhancements or new products that respond to technological advances by others, or that its enhanced and new products will achieve market acceptance. In addition, the Company has in the past experienced delays in the development, introduction and marketing of new or enhanced products, and there can be no assurance that the Company will not experience similar delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company currently has one patent application pending in the United States. The technology covered by the pending patent application currently is not included in any of the Company's products. There can be no assurance that the Company's pending patent application, whether or not being currently challenged by applicable governmental patent examiners, will be issued with the scope of the claims sought by the Company, if at all. Furthermore, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology or design around the Company's pending patent. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The nature of many of the Company's products requires the release of the source code to all customers.
As such, policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

     The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially and adversely affected.

COMPETITION

     The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for C++ software parts and programming tools and, to a lesser extent, at the emerging Java market. The Company's competitors offer a variety of products and services to address these markets. The Company believes that the principal competitive factors in this market are product quality, flexibility, performance, functionality and features, use of standards based technology, quality of support and service, company reputation and price.
While price is less significant than other factors for corporate customers, price can be a significant factor for individual programmers. Direct competitors in the C++ market include Microsoft (with its MFC), IBM, ILOG and several privately held companies. Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft may decide in the future to devote more resources to or broaden the functions of MFC in order to address and more effectively compete with the functionality of the Company's products. The Company faces direct competition in the Java market from Borland, JavaSoft (a business unit of Sun Microsystems), Microsoft, Sybase, Symantec and other companies for its current Java products and it expects to face significant competition in the future from such companies with respect to other Java products the Company may introduce. Software applications can also be developed using software parts and programming tools in environments other than C++ or Java. Indirect competitors with such offerings include Microsoft (with its ActiveX technology), Borland, Oracle, ParcPlace-Digitalk and Powersoft (a subsidiary of Sybase). Many of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and larger installed bases of customers than the Company. In addition, several database vendors, such as Informix, Oracle and Sybase are increasingly developing robust software parts for inclusion with their database products and may begin to compete with the Company in the future. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like the Company's current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than the Company. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company.

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

EMPLOYEES

     As of September 30, 1997, the Company had a total of 251 employees, of which 212 were based in the United States and 39 were based in Europe. Of the total, 107 were in sales and marketing, 65 were in product development, 29 were in customer support, 9 were in consulting services, and 41 were in finance, administration and operations. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial personnel in the future. The Company has not experienced any work stoppages and considers relations with its employees to be good.

RISK FACTORS

     In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This report may contain forward-looking statements that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "effect," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed elsewhere in this report.

     UNCERTAINTY OF FUTURE OPERATING RESULTS; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Prior growth rates in the Company's revenue and net income should not be considered indicative of future operating results. Future operating results will depend upon many factors, including the demand for the Company's products and services, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements, the mix of products and services licensed or sold, levels of international sales, activities of and acquisitions by competitors, changes in pricing policy by the Company and its competitors, publication of opinions about the Company, its products and object-oriented technology by industry analysts, the hiring of new employees, changes in foreign currency exchange rates, product lifecycles and the ability of the Company to develop and market new products and control costs. The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenue and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, the Company has historically earned a substantial portion of its revenue in the last weeks, or even days, of each quarter. To the extent this trend continues, the failure to achieve such revenue during the last weeks of any given quarter will have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

     Service and maintenance revenue tends to fluctuate as consulting contracts, which may extend over several months, are undertaken, renewed, completed or terminated. License fee revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial evaluation to purchase, varies substantially from customer to customer. As a result of these and other factors, revenue for any quarter is subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. The Company has announced its intention to move its administrative operations from its current location in Corvallis, Oregon to Boulder, Colorado during fiscal 1998. In connection with this move, the Company expects to incur charges totaling approximately $1.5 million during fiscal 1998. Such charges will have a material adverse effect on the operating results for the quarters in which they are incurred. Specifically, the Company anticipates that it will incur the substantial majority of such charges during the second quarter of fiscal 1998. Furthermore, the Company may incur additional charges associated with the move which, if incurred, may have a material adverse effect on the Company's operating results. In addition, the Company created a majority-owned subsidiary to develop technology relating to the collection and verification of data across the Internet. The Company expects such subsidiary will be in the development stage through at least fiscal 1998. There can be no assurance that the technology developed by such subsidiary will be commercialized, or even if it is commercialized there can be no assurance of market acceptance due to such subsidiary's new and untested business model. The financial results of such subsidiary will be consolidated with the Company's financial results. Accordingly, fluctuations in the operating results of such subsidiary may have a material adverse effect on the Company's operating results. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

     LIMITED OPERATING HISTORY. The Company was founded in September 1989 and first shipped products in November 1989. Although the Company's total revenue has increased in each of the last eight quarters and the Company had net income in most of those quarters, the Company incurred a net loss in the quarter ended June 30, 1996. In fiscal 1995 and fiscal 1996, the Company experienced significant declines in net income. The declines were primarily the result of two factors, the combination of its financial results with those of Inmark Development Corporation ("Inmark"), with which the Company merged in October 1995 (the "Inmark Merger"), as well as the significant commitment of resources to the Company's product development, sales and marketing and technical support organizations. The Inmark Merger had a significant adverse impact on the Company's net income because, prior to the time of the Inmark Merger, Inmark was engaged in a new product development effort that resulted in substantial operating losses. The increase in resources devoted to the Company's product development, sales and marketing and technical support organization were part of the Company's strategy to expand market share. The strategy represented a shift away from the Company's earlier focus on achieving profitability and the short term result was the decrease in net income. The Company expects to continue to devote substantial resources in these areas and as a result will need to recognize significant quarterly revenue to achieve and maintain profitability. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Although the Company has experienced significant revenue growth in recent years, there can be no assurance that the Company will sustain such growth, if any, or that the Company will remain profitable on a quarterly basis or at all.

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

     In addition, the Company has several products for use in the Java market. The Company has spent and will continue to devote resources on the development of new and enhanced products that address the Java market. There can be no assurance that the Company will be successful in marketing its existing or future Java products or that the market for Java products will grow. If the Java market fails to grow, or grows more slowly than the Company currently anticipates, the Company's business, financial condition and results of operations could be materially and adversely affected

     MANAGEMENT OF GROWTH. The Company is experiencing a period of transition and aggressive product introductions that has placed, and may continue to place, a significant strain on its resources, including its personnel. Expansion of the Company's product lines, additional product development and product introductions, or acquisitions of other technologies or companies, when added to the day-to-day activities of the Company, will place a further strain on the Company's resources and personnel. In particular, the Company has recently acquired a European distributor with offices and personnel in several European countries. In addition, the Company recently established a consulting group in

Boulder, Colorado to help expand its ability to provide consulting services. Such additions involve a number of risks, including risks related to the integration of new businesses or business units, the substantial management time devoted to such activities, the failure to achieve anticipated benefits, such as cost savings and increased revenue, and the difficulties of managing additional operations. The Company's acquisition of Inmark in October 1995 resulted in the Company's product development team being distributed in three separate sites across the country. Managing this distribution requires a significant amount of attention from management, particularly the Vice President, Development and the Chief Technology Officer, to ensure that the Company's development efforts are timely, consistent and well integrated. In addition, the Company recently announced that it will move its administrative operations from Corvallis, Oregon to Boulder, Colorado. This move will result in the distribution of the Company's senior management team, which may make managing the Company's operations more difficult. In particular, managing this transition will require a significant amount of attention from management, particularly the Company's Chief Operating Officer and Chief Financial Officer who will relocate as part of the move.

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

     RISKS OF EXPANDING INTERNATIONAL SALES AND MARKETING. The Company opened its first international sales office in Germany in January 1996. In February 1997, the Company expanded its European operations by acquiring Precision. Precision is a distributor of the Company's software products in Germany, the United Kingdom, France and the Benelux countries. International revenue accounted for approximately 19% and 23% of the Company's total revenue in fiscal 1996 and 1997, respectively. As of September 30, 1997, the Company had 39 employees located outside of the United States. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to do so in a timely manner, the Company's international revenue would be limited, and the Company's business, financial condition and results of operations would be materially and adversely affected.

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

     DEPENDENCE UPON KEY PERSONNEL. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The Company believes that the technological and creative skills of its personnel are essential to establishing and maintaining a leadership position, particularly in light of the fact that its intellectual property, once sold to the public market, is easily replicated. The loss of the services of one or more of the Company's executive officers or key technical personnel would have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the services of Thomas Keffer and Michael Scally, the Company's President and Chief Executive Officer, and Chief Operating Officer, respectively, would be difficult to replace. The Company has key person life insurance policies in the amount of $1.0 million on each of Dr. Keffer and Mr. Scally. The Company's future success also depends on its continuing ability to attract and retain highly-qualified technical, sales and managerial personnel. In July 1997, Dan Whitaker, the Company's former Executive Vice President, Marketing, resigned to devote full time to the management of HotData. Although Mr. Whitaker has agreed to serve as a consultant to the Company through July 1998, there can be no assurance that the Company will be able to hire a qualified replacement. In the past, the Company has experienced some difficulty in attracting key personnel to work at its facilities in Corvallis, Oregon. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

     POSSIBLE VOLATILITY OF STOCK PRICE. The Company's stock price has fluctuated substantially since its initial public offering in November 1996. There can be no assurance that the market price of the Common Stock will not decline below the public offering price. The trading price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant orders, changes in earning estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the software and computer industries and other events or factors. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of these companies. These market fluctuations may materially and adversely affect the market price of the Company's Common Stock.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company and their ages and positions as of October 31, 1997 are as follows:

            NAME                 AGE            POSITION
            ----                 ---            --------
Thomas Keffer, Ph.D. (1)........ 45  President, Chief Executive Officer and
                                     Chairman of the Board of Directors
Michael Scally.................. 46  Chief Operating Officer and Director
Robert M. Holburn, Jr........... 51  Chief Financial Officer and Secretary
Michael A. Foreman.............. 46  Vice President, Development
Thomas M. Atwood................ 49  Director
Louis C. Cole................... 54  Director
Richard P. Magnuson (1)(2)...... 41  Director
Thomas H. Peterson (1)(2)....... 41  Director


     THOMAS KEFFER, PH.D., President, Chief Executive Officer and Chairman of the Board of Directors, has been with the Company since its inception in 1989. Dr. Keffer was a founder of the Company. Prior to 1989, Dr. Keffer was an Assistant Professor of Oceanography at the University of Washington.
Dr. Keffer received his Ph.D. in Physical Oceanography from Oregon State University and his BA from Cornell University.

     MICHAEL SCALLY has served as the Chief Operating Officer of the Company since June 1996 and appointed to the Board of Directors October 1997. From May 1994 until June 1996, he served as Vice President, National Telesales of Intersolv, a software company. From November 1988 until April 1994, he was the Vice President, General Manager of Carnegie Group Inc., a computer consulting company. Mr. Scally received his B.S. from Michigan Technological University.

     ROBERT M. HOLBURN, JR., the Chief Financial Officer and Secretary of the Company, has been with the Company since October 1994. Between March 1994 and October 1994, he served as the Chief Financial Officer for MacSema, Inc., a manufacturer of electronic data storage systems. From August 1993 until March 1994, he served as an independent financial consultant. From August 1992 until August 1993, he served as the Chief Financial Officer for Pacific Coast Technologies, an electronics company. From 1987 until August 1992, Mr. Holburn served as Vice President of Administration, Chief Financial Officer and Secretary of Advanced Power Technology, a semiconductor manufacturer. Prior to 1987, he was employed for 13 years with Texas Instruments, Inc., an electronics company, where he last served as Controller for its world-wide MOS memory operations. Mr. Holburn received his MBA from the College of William and Mary and his B.S. from the University of Rhode Island.

     MICHAEL A. FOREMAN has served as Vice President, Development of the Company since September 1996. From March 1995 to June 1996, he served as Vice President of Research and Development for EyeSys Technologies, a medical device company. Between May 1992 and March 1995, he was Senior Manager, Software Development at Informix Software, a software company. Prior to joining Informix, he was employed for nine years with Hewlett-Packard, a computer hardware company, where he last served as Research and Development Project Manager, Software Engineering Systems Division. Mr. Foreman received his MBA from the University of Maryland and his B.S. from Virginia Polytechnic Institute.

     THOMAS M. ATWOOD has been a director of the Company since October 1994. From June 1996 until June 1997, Mr. Atwood was Chief Executive Officer of Cinebase Software, a software company. Prior to that, he founded Object Design, Inc., a software company, in 1988 and served as its Chairman through December 1995.

     LOUIS C. COLE has been a director of the Company since July 1997. Mr. Cole is currently the President, Chief Executive Officer and Chairman of the Board of Legato Systems, Inc., a network storage management software company. Prior to that, from March 1987 until July 1988, Mr. Cole served as Executive Vice President of Novell, Inc., a manufacturer of computer networking equipment and software.

     RICHARD P. MAGNUSON has been a director of the Company since
November 1995. Mr. Magnuson served as a general partner of Menlo Ventures, a venture capital firm, from 1984 until December 1995. Mr. Magnuson also serves as a director of OrCAD, Inc., a software company, California Water Service Company, a water utility, and several privately held companies.

     THOMAS H. PETERSON has been a director of the Company since July 1994. Mr. Peterson has been a general partner of certain venture capital funds associated with El Dorado Ventures, a venture capital company, since May 1991. From 1986 to May 1991, Mr. Peterson was an associate with El Dorado Ventures. Mr. Peterson also serves as a director of several privately held companies.

___________

(1)  Member of the Compensation Committee.
(2)  Member of the Audit Committee.


ITEM 2.   PROPERTIES

     The Company's principal domestic administrative, sales, marketing, support, consulting and product development offices are located in facilities consisting of approximately 69,000 square feet in Corvallis, Oregon, 13,000 square feet in Mountain View, California and 18,000 square feet in Boulder, Colorado. The leases on the Corvallis facilities expire on various dates from 1998 through 2001, the lease on the Mountain View facility expires in 1999 and the lease on the existing Boulder facility expires in 2000. The Company currently leases other domestic sales, development and support offices in New York and North Carolina. The Company also rents space on a month-to-month basis for its international office in Europe. Note 4 of Notes to Consolidated Financial Statements describes the amount of the Company's lease obligations. Effective February 1, 1998, the Company has committed to lease an additional 37,000 square feet in Boulder, Colorado in association with the planned move of
it's headquarters' operations. See "Risk Factors - Management of Growth."   The
Company believes that these facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.   LEGAL PROCEEDINGS

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "RWAV". The following table sets forth the high and low closing sales prices for the Company's Common Stock since public trading commenced on November 22, 1996, as furnished by Nasdaq. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions.


                                                    HIGH        LOW
YEAR ENDED SEPTEMBER 30, 1997                       ----        ---

 1st Quarter (from November 22, 1996)............. $17.250     $12.875
 2nd Quarter......................................  23.500       9.000
 3rd Quarter......................................  14.375       8.375
 4th Quarter......................................  16.875      10.125

     As of October 31, 1997, there were approximately 130 stockholders of record (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 1,000 beneficial holders of the Company's Common Stock.

DIVIDEND POLICY

     The Company has not historically paid cash dividends and currently intends to retain any future earnings for use in its business for the foreseeable future.

USE OF PROCEEDS

     The effective date of the Company's first registration statement, filed on Form SB-2 filed under the Securities Act of 1993 (No. 333-13517), was November 21, 1996 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on November 21, 1996 and all securities were sold in the offering. The managing underwriters for the offering were Hambrecht & Quist LLC and Wessels, Arnold & Henderson, L.L.C.

     Pursuant to the Registration Statement, the Company sold 2,367,640 shares of its Common Stock for its own account, for an aggregate offering price of $28,411,680, and 449,860 shares of its Common Stock for the account of certain selling stockholders, for an aggregate offering price of $5,398,320.

     The Company incurred expenses of approximately $2,838,818, of which $1,988,818 represented underwriting discounts and commissions and $850,000 represented estimated other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the issuer after total expenses was $25,572,863.

     The Company has used $1,500,000 of the net proceeds from the offering in the acquisition of other businesses and $1,000,000 of the net proceeds from the offering for repayment of indebtedness. All remaining net proceeds have been invested in high quality investment grade commercial paper. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                          YEAR ENDED SEPTEMBER 30,
                                                                          ------------------------
                                                              1993       1994       1995       1996       1997
                                                              ----       ----       ----       ----       ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenue:
    License revenue.......................................  $   2,949  $   6,652  $  10,417  $  14,986  $  21,351
    Service and maintenance revenue.......................        263        557      1,520      3,859      8,815
                                                            ---------  ---------  ---------  ---------  ---------
      Total revenue.......................................      3,212      7,209     11,937     18,845     30,166
                                                            ---------  ---------  ---------  ---------  ---------
  Cost of revenue:
    Cost of license revenue...............................        301        693      1,048      1,276      1,624
    Cost of service and maintenance revenue...............        166        331      1,123      1,663      2,918
                                                            ---------  ---------  ---------  ---------  ---------
      Total cost of revenue...............................        467      1,024      2,171      2,939      4,542
                                                            ---------  ---------  ---------  ---------  ---------
      Gross profit........................................      2,745      6,185      9,766     15,906     25,624
                                                            ---------  ---------  ---------  ---------  ---------
  Operating expenses:
    Product development...................................        893      2,109      3,204      5,548      6,496
    Sales and marketing...................................      1,330      2,652      4,880      8,234     13,187
    General and administrative............................        342        780      1,487      2,204      3,059
                                                            ---------  ---------  ---------  ---------  ---------
      Total operating expenses............................      2,565      5,541      9,571     15,986     22,742
                                                            ---------  ---------  ---------  ---------  ---------
      Income (loss) from operations.......................        180        644        195        (80)     2,882
  Other income (expense), net.............................         (5)         4        (10)        91      1,375
                                                            ---------  ---------  ---------  ---------  ---------
      Income before income taxes..........................        175        648        185         11      4,257
  Income tax expense (benefit)............................         --         80        106        (24)     1,459
                                                            ---------  ---------  ---------  ---------  ---------
      Net income..........................................  $     175  $     568  $      79  $      35  $   2,798
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------

Net income per common share...............................  $    0.04  $    0.14  $    0.02  $    0.01  $    0.32
                                                            ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------

Shares used in per share calculation......................      3,914      4,154      5,009      6,045      8,747
Pro forma net income data (1):
    Income before income taxes, as reported...............  $     175  $     648
    Pro forma income tax expense..........................         32        142
                                                            ---------  ---------
      Pro forma net income................................  $     143  $     506
                                                            ---------  ---------
                                                            ---------  ---------
  Pro forma net income per common share...................  $    0.04  $    0.12
                                                            ---------  ---------
                                                            ---------  ---------

                                                                               SEPTEMBER 30,
                                                                               -------------
                                                              1993       1994       1995       1996       1997
                                                              ----       ----       ----       ----       ----
                                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments.......  $      76  $     609  $   1,010  $   1,714  $  35,021
  Total assets............................................        881      3,301      4,758     10,194     48,690
  Long-term obligations, less current portion.............         59        166        230        322        351
  Mandatorily redeemable preferred stock..................         --        941      1,140      4,664         --
  Total stockholders' equity..............................        457        536        619        668     39,405

-----------
(1) The Company was a Subchapter S corporation until June 30, 1994 and accordingly not subject to federal and state income taxes during the periods indicated. Pro forma net income reflects federal and state income taxes as if the Company has been a C corporation, based on effective tax rates during the periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY, ITS BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES POSED BY MANY FACTORS AND EVENTS THAT COULD CAUSE THE COMPANY'S ACTUAL BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS TO DIFFER MATERIALLY FROM THOSE THAT MAY BE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTIONS "RISK FACTORS" AND "BUSINESS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS PROSPECTUS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT.
THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY SUBSEQUENTLY ARISE. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

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

     The Company has experienced significant revenue growth over the last several years. During fiscal 1995, the Company shifted its focus from achieving profitability to expanding its sales channels, marketing efforts and product development capacity. The shift resulted in expenses growing faster than revenue, causing a substantial decrease in net income in fiscal 1995 and fiscal 1996. As part of the shift toward expanding its product development capacity, the Company acquired Inmark. The Inmark Merger also contributed to the Company's higher product development expenses as a percentage of total revenue during fiscal 1994, 1995 and 1996 because, prior to the time of the Inmark Merger, Inmark was engaged in a new product development effort that resulted in increased product development expenses.

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

     International revenue accounted for approximately 19% and 23% of total revenue in fiscal 1996 and fiscal 1997, respectively. In January 1996, the Company established a wholly-owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To date, other than revenue generated by the Company's European subsidiaries, the Company's international revenue has been denominated in United States dollars. The Company may enter into forward foreign exchange contracts to reduce the risk associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors-Risks Inherent in International Operations."

     The Company has developed technology relating to the collection and verification of data across the Internet. The Company contributed such technology, and made a funding commitment of $1.3 million on October 1, 1997 and can contribute up to a total of $2.0 million over the next three to 15 months, to a majority-owned subsidiary, HotData, for further development and possible commercialization of this technology. The Company will have the option to purchase the minority interest of the subsidiary during a specified time period in the future. Dan Whitaker, the Company's former Executive Vice President, Marketing, resigned his office and his position on the Company's Board of Directors to devote full time to the management of HotData, but has agreed to serve as a consultant to the Company through July 1998. The Company expects that such subsidiary will be in the development stage through at least fiscal 1998. There can be no assurance that the technology developed by such subsidiary will be commercialized, and even if it is commercialized there can be no assurance that the technology will receive market acceptance due to the subsidiary's new and untested business model. The financial results of HotData will be consolidated with the Company's financial results. Accordingly, fluctuations in the operating results of HotData may have a material adverse effect on the Company's operating results.

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

RESULTS OF OPERATIONS

     The following table sets forth certain operating data expressed as a percentage of total revenue for each period indicated:

                                                                  YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------
                                                              1995          1996           1997
                                                              ----          ----           ----
STATEMENTS OF OPERATIONS:
  Revenue:
    License revenue.........................................  87.3%          79.5%          70.8%
    Service and maintenance revenue.........................  12.7           20.5           29.2
                                                             -----          -----          -----
       Total revenue........................................ 100.0          100.0          100.0

  Cost of revenue:
    Cost of license revenue.................................   8.8            6.8            5.4
    Cost of service and maintenance revenue.................   9.4            8.8            9.7
                                                             -----          -----          -----
       Total cost of revenue................................  18.2           15.6           15.1
                                                             -----          -----          -----
       Gross profit.........................................  81.8           84.4           84.9

  Operating expenses:
    Product development.....................................  26.8           29.4           21.5
    Sales and marketing.....................................  40.9           43.7           43.7
    General and administrative..............................  12.5           11.7           10.1
                                                             -----          -----          -----
       Total operating expenses.............................  80.2           84.8           75.3
                                                             -----          -----          -----
       Income (loss) from operations........................   1.6           (0.4)           9.6
  Other income (expense), net...............................  (0.1)           0.5            4.6
                                                             -----          -----          -----
       Income before income taxes...........................   1.5            0.1           14.2
  Income tax expense (benefit)..............................   0.8           (0.1)           4.9
                                                             -----          -----          -----
       Net income...........................................   0.7%           0.2%           9.3%
                                                             -----          -----          -----
                                                             -----          -----          -----

REVENUE. The Company's total revenue increased 60.1% to $30.2 million in fiscal 1997 from $18.8 million in fiscal 1996. Total revenue in fiscal 1996 increased 57.9% from $11.9 million in fiscal 1995. License revenue increased 42.5% to $21.4 million in 1997 from $15.0 million in fiscal 1996. License revenue in fiscal 1996 increased 43.9% from $10.4 million in fiscal 1995. License revenue increased primarily as a result of an increase in the number of licenses sold to existing and new customers, reflecting additional product offerings, an expanding market, increased market awareness and expansion of the Company's telesales and international sales organizations.

          Service and maintenance revenue increased 128.4% to $8.8 million in fiscal 1997 from $3.9 million in fiscal 1996. Service and maintenance revenue in fiscal 1996 increased 153.9% from $1.5 million in fiscal 1995. These increases in service and maintenance revenue were primarily attributable to increased sales volume of the Company's support and maintenance services related to the Company's larger installed base, as well as an increase in consulting revenue resulting from the establishment of the Company's consulting business group in Boulder, Colorado in April 1997.

COST OF REVENUE. Cost of license revenue consists primarily of amortization of purchased software, materials, packaging and freight expenses. Cost of license revenue was $1.0 million, $1.3 million and $1.6 million in fiscal 1995, 1996 and 1997, respectively, representing 10.1%, 8.5%, and 7.6% of the license revenue for the respective periods. The period to period dollar increases in cost of license revenue were primarily the result of an increase in the number of licenses sold. Fluctuations in cost of license revenue as a percentage of total license revenue are primarily the result of varying levels of royalties paid, changes in product mix and the timing of large site license sales.

     Cost of service and maintenance revenue consists primarily of personnel-related and facilities costs incurred in providing customer support and training services, as well as third-party costs incurred in providing training services. Cost of service and maintenance revenue was $1.1 million, $1.7 million and $2.9 million in fiscal 1995, 1996 and 1997, respectively, representing 73.9%, 43.1% and 33.1% of the service and maintenance revenue for each respective. The period to period dollar increases in cost of service and maintenance revenue were primarily the result of expenses associated with the development of training programs, utilization of training and mentoring consultants, additional product support personnel and the timing of product upgrades. The higher percentages of cost of service and maintenance revenue as a percentage of service and maintenance revenue for fiscal 1995 reflect the fact that the increase in such costs occurred prior to an anticipated increase in demand. The decreases as a percentage of service and maintenance revenue for fiscal 1996 and 1997 were primarily the result of the increase in service and maintenance revenue. The increases in cost of service and maintenance revenue as a percentage of total cost of revenue during the respective periods reflect the fact that license revenue grew at a lower percentage rate than did service and maintenance revenue during such periods, and the gross profit margin on service and maintenance revenue is lower than the gross profit margin on license revenue.

PRODUCT DEVELOPMENT. Product development expenses consist primarily of personnel related expenses. Product development expenses were $3.2 million, $5.5 million and $6.5 million in fiscal 1995, 1996 and 1997, respectively. As a percentage of total revenue, product development expenses were 26.8%, 29.4% and 21.5% in each respective period. The increases in product development expenses were primarily attributable to the hiring of additional product development personnel. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount for fiscal 1998 as the Company continues to increase its product development capacity, although the Company does not believe such expenses will increase as a percentage of total revenue. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, and travel, entertainment and promotional expenses. Sales and marketing expenses were $4.9 million, $8.2 million and $13.2 million in fiscal 1995, 1996 and 1997, respectively. As a percentage of total revenue, sales and marketing expenses were 40.9%, 43.7% and 43.7% in each respective period. The increase in sales and marketing expenses reflects the hiring of additional sales and marketing personnel and related costs, as well as increased costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will increase in dollar amount for fiscal 1998 as the Company continues to hire additional sales and marketing personnel and increase promotional activities. The Company does not expect sales and marketing expenses to change as a percentage of total revenue in fiscal 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.5 million, $2.2 million and $3.1 million in fiscal 1995, 1996 and 1997, respectively. As a percentage of total revenue, general and administrative expenses were 12.5%, 11.7% and 10.1% in each respective period. The increases in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that its general and administrative expenses will increase in dollar amount for fiscal 1998 as a result of an anticipated expansion of the Company's administrative staff required to support its growing operations and as a result of an increase in expenses associated with being a public company. The Company does not expect general and administrative expenses to change as a percentage of total revenue in fiscal 1998.

OTHER INCOME (EXPENSE), NET. Other income (expense), net primarily represents interest income earned on the Company's cash, cash equivalents and short-term investments, net of interest expense.

INCOME TAX EXPENSE (BENEFIT). The Company's effective tax rates were 57.3%, (218.2)% and 34.3% for fiscal 1995, 1996 and 1997. The tax rate for fiscal 1995 reflects the inability to offset Inmark's losses against the Company's income for the period. The tax benefit in fiscal 1996 was due to the use of Inmark net operating loss carryforwards. The increase in the effective tax rate from fiscal 1996 to fiscal 1997 is primarily attributable to a decrease in the impact of research and experimentation credits.

     As of September 30, 1997, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $266,000, $119,000, and $1.5 million, respectively. The federal losses expire 2007 to 2010 and the state net operating loss expires 2000. As a result of the merger with Inmark, utilization of federal and state net operating loss carryforwards is limited. Utilization of the acquired foreign net operating loss carryforwards will first be offset against goodwill associated with the acquisition of Precision before being recorded as a tax benefit.

     Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the lack of historical operating performance for the acquired foreign operations of Precision, and the limitations on the utilization of federal and state net operating loss carryforwards related to Inmark, the Company has provided a full valuation allowance against its net deferred tax assets related to the foreign and Inmark net operating loss carryforwards. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had cash, cash equivalents and short-term investments of $35.0 million. Net cash provided by operating activities was $7.1 million for the period ending September 30, 1997 and was composed primarily of net income that was increased by non-cash charges for depreciation and amortization, plus increases in accounts payable and accrued expenses, and deferred revenue offset by an increase in accounts receivable and other noncurrent assets. Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts, which revenue is deferred and recognized ratably over the term of such contracts and for the unrecognized portion of revenue associated with product license subscription contracts. See Note 1 of Notes to Consolidated Financial Statements.

     The Company's investing activities consisted primarily of purchases of equipment including those under capital leases of $672,000, $2.4 million and $2.5 million in fiscal 1995, 1996, and 1997. During fiscal 1997, the Company purchased Precision for $900,000 in cash and a $1.0 million note payable (see
Note 2 of Notes to Consolidated Financial Statements). The Company's investment activity also included the purchase and sale of short-term investments, which totaled $25.7 million in fiscal 1997.

     Financing activities generated $29.8 million for fiscal 1997, of which approximately $25.4 million was generated by the initial public offering of the Company's Common Stock on November 21, 1996 and $3.9 million was generated by the public offering of the Company's Common Stock on August 21, 1997. In fiscal 1996, financing activities generated $3.3 million, of which $3.5 million was generated by the issuance of mandatorily redeemable preferred stock.

     The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Risk Factors - Future Acquisition."

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), EARNINGS PER SHARE, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 1997, the FASB issued SFAS 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS 130 in its fiscal year 1999. Management has not yet evaluated the effects of this change on reporting comprehensive income.

     In June 1997, the FASB issued SFAS 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which changes the way public companies report information about operating segments. SFAS 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this change on its reporting of segment information. The Company will adopt SFAS 131 in its fiscal year 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the financial statements and supplementary financial information which are attached hereto.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be January 20, 1998 (the "1997 Proxy Statement") and is incorporated herein by reference. The 1997 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

     Information regarding Registrant's executive officers is set forth in this Form 10-K in Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the information set forth under the caption "Compensation of Executive Officers" in the Registrant's 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the information set forth under the caption "Certain Transactions" in the Registrant's 1997 Proxy Statement.

                                    PART IV


ITEM 14. EXHIBITS, CONSOLIDATD FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Page
                                                               ------
  Report of KPMG Peat Marwick LLP............................   F-1
  Consolidated Balance Sheets................................   F-2
  Consolidated Statements of Operations......................   F-3
  Consolidated Statements of Stockholders' Equity............   F-4
  Consolidated Statements of Cash Flows......................   F-5
  Notes to Consolidated Financial Statements.................   F-6


(B)  REPORTS ON FORM 8-K

                  None.

(C) SEE EXHIBITS LISTED UNDER ITEM 14(a)3.

(D) THE FINANCIAL STATEMENT SCHEDULES REQUIRED BY THIS ITEM ARE LISTED UNDER
    ITEM 14(a)2.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ROGUE WAVE SOFTWARE, INC.

Date: December 3, 1997        /s/ Thomas Keffer
                              ------------------------------
                              Thomas Keffer
                              President

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas Keffer and Robert M. Holburn, Jr., and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                                TITLE                                  DATE
     ---------                                -----                                  ----
  /s/ THOMAS KEFFER              President, Chief Executive Officer and         December 3, 1997
-------------------------        Chairman of the Board
      Thomas Keffer              (PRINCIPAL EXECUTIVE OFFICER)

   /s/ MICHAEL SCALLY            Chief Operating Officer and Director           December 3, 1997
-------------------------        (PRINCIPAL OPERATING OFFICER)
      Michael Scally

/s/ ROBERT M. HOLBURN, JR.       Chief Financial Officer and Secretary          December 3, 1997
--------------------------       (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
   Robert M. Holburn, Jr.


  /s/ THOMAS M. ATWOOD           Director                                       December 3, 1997
--------------------------
     Thomas M. Atwood

   /s/ LOUIS C. COLE             Director                                       December 3, 1997
--------------------------
     Louis C. Cole

 /s/ RICHARD P. MAGNUSON         Director                                       December 3, 1997
--------------------------
    Richard P. Magnuson

 /s/ THOMAS H. PETERSON          Director                                       December 3, 1997
--------------------------
    Thomas H. Peterson

                                       29

                            INDEPENDENT AUDITORS' REPORT


The Board of Directors
Rogue Wave Software, Inc.
  and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Rogue Wave Software, Inc. and subsidiaries as of September 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rogue Wave Software, Inc. and subsidiaries as of September 30, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.



                                                       KPMG PEAT MARWICK LLP


Portland, Oregon
November 4, 1997

                             ROGUE WAVE SOFTWARE, INC.
                                  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             SEPTEMBER 30,
                                                             -------------
                                                           1996           1997
                                                           ----           ----
                                ASSETS
Current assets:
  Cash and cash equivalents.............................  $1,714         $9,282
  Short-term investments................................      --         25,739
  Accounts receivable, net..............................   4,527          6,259
  Prepaid expenses and other current assets.............     873            840
  Deferred income taxes.................................     108            381
                                                         -------        -------
    Total current assets................................   7,222         42,501
Furniture, fixtures and equipment, net..................   2,718          3,934
Other noncurrent assets, net............................     254          2,255
                                                         -------        -------
    Total assets........................................ $10,194        $48,690
                                                         -------        -------
                                                         -------        -------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................     637            714
  Accrued expenses......................................     805          2,625
  Deferred revenue......................................   2,881          5,393
  Current portion of long-term obligations..............     217            202
                                                         -------        -------
    Total current liabilities...........................   4,540          8,934
Long-term obligations, less current portion.............     322            351
                                                         -------        -------
    Total liabilities...................................   4,862          9,285

Commitments and contingencies
Mandatorily redeemable preferred stock, $0.001 par
  value. Authorized 2,350 and 5,000 shares; issued
  and outstanding 1,543 and zero shares at
  September 30, 1996 and 1997, respectively.............   4,664             --
                                                         -------        -------
Stockholders' equity:
  Common stock, $0.001 par value. Authorized 35,000
   shares; issued and outstanding 3,655 and 8,372
   shares at September 30, 1996 and 1997, respectively..       4              8
  Additional paid-in capital............................     676         36,695
  Stockholder note receivable...........................     (13)            --
  Retained earnings.....................................      24          2,822
  Cumulative translation adjustment.....................     (23)          (120)
                                                         -------        -------
    Total stockholders' equity..........................     668         39,405
                                                         -------        -------
    Total liabilities and stockholders' equity.......... $10,194        $48,690
                                                         -------        -------
                                                         -------        -------


         See accompanying notes to consolidated financial statements.

                                ROGUE WAVE SOFTWARE, INC.
                                  AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                          1995            1996           1997
                                                          ----            ----           ----
Revenue:
  License revenue....................................... $10,417        $14,986        $21,351
  Service and maintenance revenue.......................   1,520          3,859          8,815
                                                         -------        -------        -------
    Total revenue.......................................  11,937         18,845         30,166
                                                         -------        -------        -------

Cost of revenue:
  Cost of license revenue...............................   1,048          1,276          1,624
  Cost of service and maintenance revenue...............   1,123          1,663          2,918
                                                         -------        -------        -------
    Total cost of revenue...............................   2,171          2,939          4,542
                                                         -------        -------        -------
    Gross profit........................................   9,766         15,906         25,624
                                                         -------        -------        -------
Operating expenses:
  Product development...................................   3,204          5,548          6,496
  Sales and marketing...................................   4,880          8,234         13,187
  General and administrative............................   1,487          2,204          3,059
                                                         -------        -------        -------
    Total operating expenses............................   9,571         15,986         22,742
                                                         -------        -------        -------
    Income (loss) from operations.......................     195           (80)          2,882
Other income (expense), net.............................     (10)             91          1,375
                                                         -------        -------        -------
    Income before income taxes..........................     185             11          4,257
Income tax expense (benefit)............................     106           (24)          1,459
                                                         -------        -------        -------
    Net income.......................................... $    79        $    35        $ 2,798
                                                         -------        -------        -------
                                                         -------        -------        -------
Net income per common share............................. $  0.02        $  0.01        $  0.32
                                                         -------        -------        -------
                                                         -------        -------        -------

Shares used in per share calculation....................   5,009          6,045          8,747


          See accompanying notes to consolidated financial statements

                             ROGUE WAVE SOFTWARE, INC.
                                  AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (IN THOUSANDS)

                                   COMMON STOCK            ADDITIONAL    STOCKHOLDER     RETAINED     CUMULATIVE         TOTAL
                                   ------------             PAID-IN         NOTE         EARNINGS     TRANSLATION    STOCKHOLDERS'
                               SHARES         AMOUNT        CAPITAL       RECEIVABLE     (DEFICIT)     ADJUSTMENT        EQUITY
                               ------         ------        -------       ----------     ---------     ----------        ------
Balance at September 30,
  1994.....................    3,425           $  3         $  636        $  (13)        $  (90)          $  --         $  536
Issuance of common stock...       --             --              4             --             --             --              4
Net income.................       --             --             --             --             79             --             79
                              ------           ------       ------         ------        -------          ------        ------
Balance at September 30,
  1995.....................    3,425              3            640           (13)           (11)             --            619
Exercise of stock options..      230              1             36             --             --             --             37
Net income.................       --             --             --             --             35             --             35
Foreign currency
  translation adjustment...       --             --             --             --             --           (23)           (23)
                              ------           ------       ------         ------        -------          ------        ------
Balance at September 30,
  1996.....................    3,655              4            676           (13)             24           (23)            668
Issuance of common stock,
  net......................    4,297              4         34,269             --             --             --         34,273
Exercise of stock options..      420             --            327             --             --             --            327
Tax benefit from stock
  option exercises.........       --             --          1,423             --             --             --          1,423
Net income.................       --             --             --             --          2,798             --          2,798
Payment on shareholder
  note receivable..........       --             --             --             13             --             --             13
Foreign currency
  translation adjustment...       --             --             --             --             --           (97)           (97)
                              ------           ------       ------         ------        -------          ------        ------
Balance at September 30,
  1997.....................    8,372           $  8        $36,695          $  --       $  2,822       $  (120)      $  39,405
                              ------           ------       ------         ------        -------          ------        ------
                              ------           ------       ------         ------        -------          ------        ------


         See accompanying notes to consolidated financial statements.

                             ROGUE WAVE SOFTWARE, INC.
                                  AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (IN THOUSANDS)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                                  ------------------------
                                                            1995           1996           1997
                                                            ----           ----           ----
Cash flows from operating activities:
Net income...............................................    $79            $35         $2,798
Adjustments to reconcile net income to net cash
  from operating activities:
    Depreciation and amortization........................    514            807          1,825
    Loss on disposal of equipment........................     23             --             --
  Changes in assets and liabilities:
      Accounts receivable................................ (1,115)        (2,385)          (673)
      Prepaid expenses and other current assets..........    (54)          (661)           228
      Deferred income taxes..............................    (80)           (28)          (273)
      Other noncurrent assets............................    (16)           (72)          (595)
      Accounts payable and accrued expenses..............    440            254          1,944
      Deferred  revenue..................................    702          1,530          1,810
                                                          ------        -------        -------
        Net cash from operating activities...............    493           (520)         7,064
                                                          ------        -------        -------
Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment..........   (326)        (2,040)        (2,534)
  (Purchase) maturity of short-term investments..........    344             --        (25,738)
  Purchase of business, net of cash acquired.............     --             --           (879)
                                                          ------        -------        -------
        Net cash from investing activities...............     18         (2,040)       (29,151)
                                                          ------        -------        -------
Cash flows from financing activities:
  Payments on long-term obligations......................   (313)          (296)          (198)
  Net proceeds from issuance of mandatorily
    redeemable preferred stock...........................    199          3,524             --
  Net proceeds from issuance of common stock.............      4             --         29,609
  Payment on shareholder note receivable.................     --             --             13
  Proceeds from exercise of stock options................     --             37            327
                                                          ------        -------        -------
        Net cash from financing activities...............   (110)         3,265         29,751
                                                          ------        -------        -------
Effect of exchange rate changes on cash and cash
  equivalents............................................     --             (1)           (96)
                                                          ------        -------        -------
        Net change in cash and cash equivalents..........    401            704          7,568
Cash and cash equivalents at beginning of period.........    609          1,010          1,714
                                                          ------        -------        -------
Cash and cash equivalents at end of period............... $1,010         $1,714         $9,282
                                                          ------        -------        -------
                                                          ------        -------        -------
Supplemental disclosure of cash flow information:
  Cash paid for interest.................................    $53            $37            $38
  Cash paid for taxes....................................    258            106             47

Supplemental disclosure of non-cash investing and
  financing activities:
  Acquisition of equipment financed by capital
    lease obligations....................................    346            375             --
  Common stock issued for conversion of
    mandatorily redeemable preferred stock...............     --             --          4,664

Purchase of business, net of cash acquired:
  Working capital, other than cash.......................     --             --           (823)
  Equipment..............................................     --             --            121
  Cost in excess of net assets acquired, net.............     --             --          1,539
  Other..................................................     --             --             42
                                                          ------        -------        -------
    Net cash used to acquire business....................     --             --            879
                                                          ------        -------        -------
                                                          ------        -------        -------


         See accompanying notes to consolidated financial statements.

                             ROGUE WAVE SOFTWARE, INC.
                                  AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Rogue Wave Software, Inc. and subsidiaries (the "Company") is primarily engaged in the development, sale and support of object-oriented software
parts and related tools.   The Company markets its products primarily through
its direct sales organization and, to a lesser extent, through outside sales representatives and indirect channel partners to business and government customers. The Company operates in a single industry segment across geographically diverse markets.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CURRENCY TRANSLATION

     The Company translates the assets and liabilities of its non-U.S. functional currency subsidiaries into dollars at the rates of exchange in effect at the end of the period. Revenue and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in stockholders' equity in the consolidated balance sheets.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents consist of investments in highly liquid investment instruments with original maturities of less than three months at date of acquisition. Short-term investments consist primarily of commercial paper with acquired maturities of 180 days or less. Short-term investments are held as securities available for sale and are carried at their market value
as of the balance sheet date, which approximated cost.   At September 30,
1997, there was $300 of cash restricted for various purposes.

FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Equipment under capital leases is stated at the present value of future minimum lease payments at the inception of the lease. Depreciation of furniture, fixtures and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases is amortized straight-line over the shorter of the lease term or estimated useful lives of the leased assets.

 INTANGIBLE ASSETS

     Other noncurrent assets include purchased software rights, a covenant not to compete and goodwill, which are amortized over estimated useful lives of three to five years using the straight-line method. Original cost of these intangibles was $670 and $2.7 million at September 30, 1996 and 1997 respectively. Accumulated amortization at September 30, 1996 and 1997 was $562 and $948, respectively. Amortization charged to expense was $224, $221 and $386 for the years ended September 30, 1995, 1996 and 1997, respectively.

FOREIGN EXCHANGE CONTRACTS

     The Company enters into foreign exchange forward contracts to hedge certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets, and liabilities that are denominated in currencies other than the U.S. dollar. These transactions are entered into to hedge purchases, sales, and other normal recurring transactions and accordingly are not speculative in nature. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative financial instruments. Market value gains and losses on such contracts that result from fluctuations in foreign exchange rates are recognized as offsets to the exchange gains or losses on the hedged transactions. By their nature, these transactions generally offset. The net gain or loss on such foreign currency contracts and underlying transactions was not material during 1997. The Company had outstanding short-term forward exchange contracts to exchange German marks for U.S. dollars in the amount of
 $1.1 million at September 30, 1997.

REVENUE RECOGNITION

     License revenue is recognized at the time of shipment. License revenue includes a limited initial term of maintenance, the cost of which is insignificant. Maintenance and service revenue includes maintenance revenue which is recognized ratably over the maintenance period and service revenue which includes training and consulting services recognized as services are performed. The Company generally provides a thirty-day right of return policy for software sales. The allowance for returns was $111 and $223 at September 30, 1996 and September 30, 1997, respectively.

ADVERTISING COSTS

     Advertising costs are charged to expense when incurred.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short term investments, and accounts receivable. The counter parties to the agreements relating to the Company's cash equivalents and short term investments consist of various major corporations and financial institutions of high credit standing. The Company's receivables are derived primarily from the sales of software products and services to customers in diversified industries as well as distributors in the U.S. and foreign markets. International revenue accounted for approximately 20%, 19%, and 23% of the Company's total revenue for the years ended September 30, 1995, 1996, and 1997, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company provided allowance for doubtful accounts of $107 and $236 at September 30, 1996 and 1997, respectively.

RESEARCH AND DEVELOPMENT

     Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The Company begins capitalization upon completion of a working model. To date, such capitalizable costs have not been material. Accordingly, the Company has charged all such costs to product development expense.

COMPUTATION OF NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of shares of common and common equivalent shares outstanding. Common equivalent shares are excluded from the computation if their effect is antidilutive, except that pursuant to the Securities and Exchange Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the initial filing date have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method and the initial public offering price. Common equivalent shares consist of the common shares issuable upon the conversion of the Series A preferred stock (using the if-converted method) and incremental shares issuable upon the exercise of stock options and upon the conversion of the Series B preferred stock (using the treasury stock method).

     Beginning in the first quarter of fiscal 1998, the Company will be required to compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). The Company believes the implementation of SFAS 128 will not have a material effect on its earnings per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company has elected to account for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and has adopted the "disclosure
only"  alternative  described  in SFAS 123,   ACCOUNTING  FOR  STOCK-BASED
COMPENSATION.

(2)       MERGERS AND ACQUISITIONS

     On October 27, 1995, the Company acquired all of the common stock of Inmark Development Corporation ("Inmark") in exchange for 878 shares of the Company's common stock in a transaction accounted for as a pooling of interests. Inmark was a privately held corporation specializing in the development, distribution and support of object-oriented graphical user interface library software. The Company's consolidated financial statements and notes to consolidated financial statements have been restated to include the results of Inmark for all periods presented.

     On February 15, 1997, the Company acquired 100% of the outstanding stock of PVI Precision Software GmbH ("Precision") for $1.9 million in cash and notes payable. Precision is a European distributor of Rogue Wave software products and other companies' software products in Germany, the United Kingdom, France, and the Benelux countries. The acquisition has been accounted for under the purchase method and accordingly, the accompanying consolidated financial statements include Precision's results beginning with the acquisition date. Consolidated pro forma results of operations as if the acquisition had occurred at the beginning of the fiscal years 1995, 1996, and 1997 are not presented as the pro forma effect is not material.

(3)   BALANCE SHEET COMPONENTS

FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment at September 30, consist of the following:
                                                            1996           1997
                                                            ----           ----
  Computer equipment....................................   $3,257         $4,710
  Furniture, fixtures and equipment.....................      550          1,661
                                                           ------         ------
                                                            3,807          6,371

  Less accumulated depreciation and amortization........    1,089          2,437
                                                           ------         ------
     Furniture, fixtures and equipment, net.............   $2,718         $3,934
                                                           ------         ------
                                                           ------         ------

          Depreciation expense for the years ended September 30, 1995, 1996 and 1997 was $262, $586 and $1,439, respectively.

 ACCRUED EXPENSES

     The Company's accrued expenses at September 30, include the following:

                                                            1996           1997
                                                            ----           ----

   Accrued payroll and related liabilities..............    $471          $1,503
   Other accrued expenses...............................     334           1,122
                                                           ------         ------
   Accrued expenses.....................................    $805          $2,625
                                                           ------         ------
                                                           ------         ------

(4)  LEASES

     The Company leases certain equipment and office space through noncancelable operating lease arrangements. The leases expire 1997 through 2001 and are net leases with the Company paying all executory costs, including insurance, utilities and maintenance. Rent expense for operating leases during the years ended September 30, 1995, 1996 and 1997 was $210, $566 and $821, respectively.

     Property under capital leases at September 30, is as follows:

                                                            1996           1997
                                                            ----           ----
      Computer equipment................................    $750           $750
      Office furniture and equipment....................      39             39
                                                           ------         ------
        Total...........................................     789            789
      Less accumulated amortization.....................     282            522
                                                           ------         ------
        Property under capital leases, net..............    $507           $267
                                                           ------         ------
                                                           ------         ------

     Amortization expense is included in depreciation expense for furniture, fixtures and equipment.

Future minimum lease payments under capital and operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments are as follows:

                                                         CAPITAL      OPERATING
                                                         -------      ---------
Year ending September 30:
  1998.................................................     $217         $1,856
  1999.................................................      119          1,962
  2000.................................................        4          1,162
  2001.................................................       --            812
  2002.................................................       --            619
  2002 thereafter......................................       --          1,586
                                                         -------      ---------
   Total minimum lease payments........................      340         $7,997
                                                                      ---------
                                                                      ---------
Less amounts representing interest.....................       18
                                                         -------
    Present value of future minimum lease payments.....      322
Less current portion...................................      202
                                                         -------
    Obligations under capital leases, less
      current portion..................................     $120
                                                         -------
                                                         -------

(5)  LONG-TERM DEBT

     Long-term debt at September 30, consists of the following:

                                                                            1997
                                                                            ----
  Non-interest bearing note payable related to business combination due February 2012, discounted on an imputed interest rate of 10%
    (unamortized discount of $769).....................................   $  231
  Less current portion of long-term debt...............................       --
                                                                          ------
     Long-term debt, less current portion..............................   $  231
                                                                          ------
                                                                          ------

(6)  INCOME TAXES

     The provision for income taxes consists of the following:

                                                 YEAR ENDED SEPTEMBER 30,
                                                 ------------------------
                                              1995        1996           1997
                                              ----        ----           ----
   Current:
     Federal............................... $   142        $    --      $ 1,582
     State and local.......................      44              4          150
                                            -------        -------      -------
                                                186              4        1,732
                                            -------        -------      -------
   Deferred:
     Federal...............................     (49)           (22)        (213)
     State and local.......................     (31)            (6)         (60)
                                            -------        -------      -------
                                                (80)           (28)        (273)
                                            -------        -------      -------
       Total..............................  $   106        $   (24)     $ 1,459
                                            -------        -------      -------
                                            -------        -------      -------

Income tax expense differs from the expected tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to net income before income taxes) as follows:

                                                   YEAR ENDED SEPTEMBER 30,
                                                   ------------------------
                                               1995         1996           1997
                                               ----         ----           ----

  Computed expected income tax expense......  $  63        $   4        $ 1,447
  Increase (reduction) in income tax
    expense resulting from:
      State income tax expense..............      1            3            228
      Research and experimentation credit...   (110)        (108)          (312)
      Change in valuation allowance.........    120           43            610
      Acquired foreign net operating loss
        carryforwards.......................     --           --           (568)
      Rate differential.....................     14           --             --
      Non-deductible meals and entertainment      9           14             59
      Other, net............................      9           20             (5)
                                              -----        -----        -------
        Income tax expense (benefit)........  $ 106        $ (24)       $ 1,459
                                              -----        -----        -------
                                              -----        -----        -------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              SEPTEMBER 30,
                                                              -------------
                                                            1996         1997
                                                            ----         ----
Deferred tax assets:
  Accounts receivable ................................     $  --       $  120
  Intangible assets ..................................        37           61
  Accrued expenses ...................................        95           99
  Net operating loss carryforwards ...................        74           96
  Foreign operating loss carryforwards ...............        66          692
  Research and experimentation credit carryforward ...       217          288
  Other ..............................................        14           30
                                                           -----        -----
    Total gross deferred tax assets ..................       503        1,386
  Valuation allowance ................................      (357)        (967)
                                                           -----        -----
    Net deferred tax assets ..........................       146          419
Deferred tax liabilities:
  Cash to accrual adjustment .........................        18            9
  Property and equipment, due to differences
   in depreciation ...................................        20           29
                                                           -----        -----
    Total gross deferred tax liabilities .............        38           38
                                                           -----        -----
    Net deferred taxes ...............................     $ 108        $ 381
                                                           -----        -----
                                                           -----        -----

     At September 30, 1997, the Company had net operating loss carryforwards for federal, state and foreign income tax purposes of $266, $119 and $1,544, respectively. The federal net operating loss expires 2007 to 2010 and the state net operating loss expires in 2000. The Company also had $288 of tax credit carryforwards that expire 2003 to 2012. The net federal and state operating losses and $86 of the tax credit carryforwards were generated by Inmark prior to Inmark's merger with the Company on October 27, 1995. As a result, utilization of all such amounts are limited by the future taxable income of Inmark. Utilization of the acquired foreign net operating loss carryforwards will first be offset against goodwill associated with the acquisition of Precision before being recorded as a tax benefit.

(7)  STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

     On November 21, 1996, the Company completed an initial public offering of 2,368 shares of common stock at $12.00 per share. The Company received net proceeds of $25.4 million. In connection with the initial public offering, all outstanding shares of preferred stock converted into 1,543 shares of common stock.

FOLLOW-ON PUBLIC OFFERING

     On August 21, 1997, the Company completed a public offering of 350 shares of common stock at $12.00 per share. The Company received net proceeds of $3.9 million.

(8)  EQUITY INCENTIVE PLAN

     In June 1996, the Company's Board of Directors adopted the 1996 Equity Incentive Plan (the Equity Incentive Plan). The Company has reserved 3,000 shares of common stock for issuance under the Equity Incentive Plan. The Equity Incentive Plan replaces the Company's 1994 Stock Option Plan and the Inmark Stock Option Plan.

     The Equity Incentive Plan provides for grants of stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors), directors and consultants of the Company. The Equity Incentive Plan is administered by the Board of Directors of a committee appointed by the Board, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof.

     The terms of a stock option granted under the Equity Incentive Plan generally may not exceed ten years (five years in the case of holders of more than 10% of the Company's capital stock). The exercise price of options granted under the Equity Incentive Plan is determined by the Board of Directors but, in the case of an incentive stock option, cannot be less than 100% of the fair market value of the common stock on the date of grant. Options granted under the Equity Incentive Plan vest at the rate specified in the option agreement.

     The following table summarizes stock option activity through September 30, 1997:

                                                                         WEIGHTED AVG.
                                                                         -------------
                                                            SHARES      PRICE PER SHARE
                                                            ------      ---------------
Outstanding options at September 30, 1994 ...............   1,188           $  0.19
Granted .................................................     460              0.72
Exercised ...............................................      --                --
Canceled ................................................    (267)             0.15
                                                            -----           -------
Outstanding options at September 30, 1995 ...............   1,381              0.37
Granted .................................................     554              6.02
Exercised ...............................................    (230)             0.25
Canceled ................................................    (255)             1.36
                                                            -----           -------
Outstanding options at September 30, 1996 ...............   1,450              2.39
Granted .................................................     908             10.78
Exercised ...............................................    (420)             0.81
Canceled ................................................     (98)             3.44
                                                            -----           -------
Outstanding options at September 30, 1997 ...............   1,840           $  6.83
                                                            -----           -------
                                                            -----           -------

     Of the 1,840 options outstanding at September 30, 1997, 458 options were vested and exercisable. For various price ranges, weighted average characteristics of outstanding stock options at September 30, 1997 were as follows:

                              OUTSTANDING OPTIONS       EXERCISABLE OPTIONS
                           -------------------------   ---------------------
                            REMAINING      WEIGHTED               WEIGHTED
EXERCISE PRICE    SHARES   LIFE (YEARS)   AVG. PRICE   SHARES    AVG. PRICE
--------------    ------   ------------   ----------   ------    -----------
 $0.15-$0.53        467        7.0           $0.25       241        $0.24
 $1.94-$7.50        482        8.7           $5.90       146        $5.65
 $8.25-$10.00       463        9.1           $8.87        10        $9.95
$10.25-$23.50       428       11.3          $12.84        61       $12.82
                  -----                                  ---
                  1,840       8.97           $6.83       458        $3.86
                  -----                                  ---
                  -----                                  ---

     The Company follows APB 25, to account for stock option and employee stock purchase plans. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS 123, pro forma net income and earnings per share would have been:

YEAR ENDED SEPTEMBER 30,                              1996           1997
                                                    -------        --------
Pro forma net income (loss) ....................    $  (138)       $  1,752
Pro forma earnings (loss) per share ............      (0.02)           0.20

     The pro forma disclosures above include the amortization of the fair value of all options vested during 1996 and 1997. The effects of applying
SFAS 123 in this pro forma disclosure may not be indicative of future amounts.

     The weighted average Black-Scholes value of options granted under the stock option plans during 1996 and 1997 was $3.57 and $6.64. Value was estimated using an expected life of five years, no dividends, volatility of
 .80, and risk-free interest rates of 6.1% and 6.4% in 1996 and 1997.

(9)  EMPLOYEE STOCK PURCHASE PLAN

     In June 1996, the Board adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 350 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months.

     Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specific dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. During the year ended September 30, 1997, 36 shares were purchased under this plan.

(10) QUALIFIED PROFIT SHARING PLAN

     The Company adopted a 401(k) profit sharing plan in January 1993. The plan is offered to eligible employees and calls for a discretionary employer match of employee contributions which is approved by the Board of Directors. To participate in the plan, employees must have been employed for 90 days, and work a minimum of 1,000 hours during the plan year. The Company matches all employee contributions up to 3% of earnings and half of employee contributions from 3% to 5%. Company contributions paid in the years ended September 30, 1995, 1996 and 1997 were $31, $118, and $271, respectively.

(11) WORLDWIDE OPERATIONS

     Information regarding worldwide operations is as follows:

                                                       UNITED
                                                       STATES        EUROPE      ELIMINATIONS       TOTAL
                                                       ------        ------      ------------       -----
September 30, 1997, and for the year then ended:
  Revenue to unaffiliated customers .................  $25,046      $  5,120      $      -         $30,166
  Intercompany transfers ............................    1,567             -        (1,567)              -
                                                       -------      --------      --------         -------
    Net revenues ....................................   26,613         5,120        (1,567)         30,166
  Operating income (loss) ...........................    3,062          (180)            -           2,882
  Assets ............................................   47,409         3,340        (2,059)         48,690

September 30, 1996, and for the year then ended:
  Revenue to unaffiliated customers .................   17,841         1,004             -          18,845
  Intercompany transfers ............................      491             -          (491)              -
                                                       -------      --------      --------         -------
     Net revenues ...................................   18,332         1,004          (491)         18,845
  Operating income (loss) ...........................       53          (133)            -             (80)
  Assets ............................................   10,143           608          (557)         10,194

September 30, 1995, and for the year then ended:
  Revenue to unaffiliated customers .................   11,937             -             -          11,937
  Intercompany transfers ............................        -             -             -               -
                                                       -------      --------      --------         -------
     Net revenues ...................................   11,937             -             -          11,937
  Operating income ..................................      195             -             -             195
  Assets ............................................    4,758             -             -           4,758

(12) CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(13) QUARTERLY INFORMATION (UNAUDITED)

     The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended September 30, 1997.

                                                           QUARTER ENDED
                                       ------------------------------------------------------
                                       DEC. 31,       MAR. 31,       JUN. 30,       SEPT. 30,
                                       --------       --------       --------       ---------
FISCAL YEAR 1997
  Total revenue ....................   $  5,879       $  6,912       $  8,252       $  9,123
  Gross margin .....................      5,035          5,879          6,898          7,812
  Operating income .................        369            560            757          1,196
  Net income .......................        321            604            803          1,070
  Net income per share .............       0.04           0.07           0.09           0.12

FISCAL YEAR 1996
  Total revenue ....................      3,537          4,647          5,008          5,653
  Gross margin .....................      3,024          4,062          4,208          4,612
  Operating income (loss) ..........         22            (25)          (252)           175
  Net income (loss) ................         29             14           (157)           149
  Net income (loss) per share ......       0.01           0.00          (0.04)          0.02

(14) SUBSEQUENT EVENTS

     On October 1, 1997 the Company acquired 66% of the outstanding stock of HotData Inc. ("HotData") for $1.3 million in cash and can contribute up to a total of $2.0 million over the next three to 15 months. HotData is developing technology to collect and verify data across the Internet. The acquisition will be accounted for under the equity method and HotData will become a majority-owned subsidiary with the financial results of such subsidiary will be consolidated with the Company's financial results. The Company will have the option to purchase the minority interest of the subsidiary during a specified time period in the future.

     In October 1997, the Board adopted the Company's 1997 Non-Officer Stock Option Plan (the "1997 Plan") providing for the issuance of either nonstatutory common stock options, stock bonuses, or rights to purchase restricted stock to employees and consultants of the Company. The 1997 Plan specifically excludes directors and employees serving as officers of the Company. Under the 1997 Plan, 900 shares have been authorized for issuance.

                    ROGUE WAVE SOFTWARE CORPORATION

           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
            YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                             BALANCE                                    BALANCE
                                           AT BEGINNING                                 AT END
                                            OF PERIOD      ADDITIONS    DEDUCTIONS     OF PERIOD
                                            ---------      ---------    ----------     ---------
September 30, 1997
  Allowance for doubtful accounts ........   $  107         $  129        $  --         $  236
  Sales returns and allowance ............      111            112           --            223

September 30, 1996
  Allowance for doubtful accounts ........      251             --         (144)           107
  Sales returns and allowance ............      111            598         (598)           111

September 30, 1995
  Allowance for doubtful accounts ........       34            539         (322)           251
  Sales returns and allowance ............       36            453         (378)           111

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                   DESCRIPTION OF DOCUMENT
-------                                  -----------------------

   (1)2.1 Agreement and Plan of Reorganization between Registrant, Inmark Development Corporation and RW Acquisition, Inc., dated as of September 19, 1995.

   (1)2.2 Agreement and Plan of Merger between the Registrant and Rogue Wave Software, Inc., an Oregon corporation, dated as of November 21, 1996.

   (1)3.2   Amended and Restated Certificate of Incorporation of the
            Registrant.

   (1)3.3   Bylaws of the Registrant.

   (1)4.1   Reference is made to Exhibits 3.2 and 3.3.

   (1)4.2   Specimen Stock Certificate.

   (1)4.3 Amended and Restated Investors' Rights Agreement between the Registrant and certain investors, dated November 10, 1995, as amended June 27, 1996.

  (1)10.1   Registrant's 1996 Equity Incentive Plan.

  (1)10.2   Registrant's Employee Stock Purchase Plan.

  (1)10.3 Form of Indemnity Agreement entered into between the Registrant and its officers and directors.

  (1)10.4 Lease Agreement between Registrant and the State of Oregon, dated May 1, 1996.

  (1)10.5 Lease Agreement between the Registrant and the Landmark, dated April 22, 1996.

  (1)10.6 Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated October 16, 1996.

  (1)10.7 Collateral Assignment, Patent Mortgage and Security Agreement between the Registrant and Silicon Valley Bank, dated October 16, 1996.

     11.1   Statement Regarding Computation of Net Income Per Share.

     21.1   List of Subsidiaries of Registrant.

     22.1 Schedule of Valuation and Qualifying Accounts. Reference is made to Schedule II.

     23.1   Consent of KPMG Peat Marwick LLP. Reference is made to page II-6.

     24.1   Power of Attorney (reference is made to signature page).

     27.1   Financial Data Schedule.

-----------
(1) Incorporated by reference to an exhibit bearing the same number in the Registrant's Registration Statement on Form SB-2 (No. 333-13517).