Form 10-Q
period 1997-12-31
ROGUE WAVE SOFTWARE INC /OR/
filed 1998-02-17
CIK 1023184

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES [X]       NO [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at December 31, 1997
Common Stock, $0.001 par value                            8,411,434

                          ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                    INDEX


                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets at
               September 30, 1997 and December 31, 1997. . . . . . . . . . . 3

               Consolidated Statements of Operations for the three
               months ended December 31, 1996 and 1997 . . . . . . . . . . . 4

               Consolidated Statements of Cash Flows for the
               three months ended December 31, 1996 and 1997 . . . . . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . . . . . . 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . 7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . .18

PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . .19
Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

PART I - FINANCIAL INFORMATION

ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS:

                            ROGUE WAVE SOFTWARE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                            September 30,  December 31,
                                                               1997            1997
                                                            ------------   ------------
                                                                           (Unaudited)
                                  A S S E T S:
Current assets:
     Cash and cash equivalents                                  $  9,282       $  6,750
     Short-term investments                                       25,739         29,603
     Accounts receivable,net                                       6,259          6,058
     Prepaid and other current assets                              1,221            966
                                                            ------------   ------------
          Total current assets                                    42,501         43,377

     Furniture, fixtures and equipment, net                        3,934          4,580
     Other assets, net                                             2,255          2,168
                                                            ------------   ------------
          Total assets                                          $ 48,690       $ 50,125
                                                            ------------   ------------
                                                            ------------   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                                           $    714       $    936
     Accrued expenses                                              2,625          2,307
     Deferred revenue                                              5,393          5,599
     Current portion of long-term obligations                        202            184
                                                            ------------   ------------
          Total current liabilities                                8,934          9,026

Long-term obligations, less current portion                          351            321
                                                            ------------   ------------
          Total liabilities                                        9,285          9,347
                                                            ------------   ------------

Stockholders' equity:
     Common stock                                                      8              8
     Additional paid-in capital                                   36,695         36,806
     Retained earnings                                             2,822          3,974
     Cumulative translation adjustment                              (120)           (10)
                                                            ------------   ------------
          Total stockholders' equity                              39,405         40,778
                                                            ------------   ------------
          Total liabilities and stockholders' equity            $ 48,690       $ 50,125
                                                            ------------   ------------
                                                            ------------   ------------

                              See accompanying notes.

                          ROGUE WAVE SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS, UNAUDITED)

                                                               Three months ended
                                                                   December 31,
                                                            ------------------------
                                                                1996        1997
                                                            ------------ -----------
Revenue:
     License revenue                                          $  4,485      $  5,971
     Service and maintenance revenue                             1,394         3,183
                                                            ------------ -----------
          Total revenue                                          5,879         9,154
                                                            ------------ -----------
Cost of revenue:
     Cost of license revenue                                       342           408
     Cost of service and maintenance revenue                       502           901
                                                            ------------ -----------
          Total cost of revenue                                    844         1,309
                                                            ------------ -----------
          Gross profit                                           5,035         7,845
                                                            ------------ -----------
Operating expenses:
     Product development                                         1,484         1,938
     Sales and marketing                                         2,477         3,911
     General and administrative                                    705           807
                                                            ------------ -----------
          Total operating expenses                               4,666         6,656
                                                            ------------ -----------
          Income from operations                                   369         1,189
Other income, net                                                  110           584
                                                            ------------ -----------
          Income before income taxes                               479         1,773
Income tax expense                                                 158           621
                                                            ------------ -----------
          Net income                                            $  321      $  1,152
                                                            ------------ -----------
                                                            ------------ -----------

Basic earnings per share                                       $  0.07       $  0.14
                                                            ------------ -----------
                                                            ------------ -----------
Diluted earnings per share                                     $  0.04       $  0.13
                                                            ------------ -----------
                                                            ------------ -----------

Shares used in basic per share calculation                       4,703         8,389
Shares used in diluted per share calculation                     7,395         9,210

                           See accompanying notes.

                          ROGUE WAVE SOFTWARE, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands, unaudited)

                                                               Three Months ended
                                                                   December 31,
                                                            ------------------------
                                                                1996        1997
                                                            ------------ -----------
Cash flows from operating activities:
     Net income                                                   $321        $1,152

Adjustments to reconcile net income to net cash
from operating activities:
     Depreciation and amortization                                 334           626
     Changes in assets and liabilities:
          Accounts receivable                                      929           201
          Prepaid and other current assets                         323           255
          Other assets                                             (23)          (61)
          Accounts payable and accrued expenses                    199           (96)
          Deferred revenue                                         686           206
                                                            ------------ -----------
             Net cash from operating activities                  2,769         2,283
                                                            ------------ -----------
Cash flows from investing activities:
     Purchase of furniture, fixtures, and equipment               (388)       (1,124)
     Purchase of short-term investments                             --        (3,864)
                                                            ------------ -----------
             Net cash from investing activities                   (388)       (4,988)
                                                            ------------ -----------
Cash flows from financing activities:
     Payments on long-term obligations                             (54)          (48)
     Net proceeds from issuance of common stock, net            25,628            --
     Stock issuance costs                                           --           (23)
     Proceeds from exercise of stock options                        46           135
                                                            ------------ -----------
             Net cash from financing activities                 25,620            64
                                                            ------------ -----------
Effect of exchange rate on cash and cash equivalents                (2)          109
                                                            ------------ -----------
             Net change in cash and cash equivalents            27,999        (2,532)
Cash and cash equivalents at beginning of period                 1,714         9,282
                                                            ------------ -----------
Cash and cash equivalents at end of period                     $29,713        $6,750
                                                            ------------ -----------
                                                            ------------ -----------


                             See accompanying notes.

                          ROGUE WAVE SOFTWARE, INC.
                                   NOTES TO
                     CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   Basis of Presentation
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 1997, as included in the Company's annual report on Form 10-K.

2.   Earnings per share
     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for the quarter ended December 31, 1996 have been restated to conform to the requirements of SFAS No. 128.

3.   Acquisition
     During October 1997, the Company acquired 78% of the outstanding stock of HotData Inc. ("HotData") for $1.3 million in cash and can contribute up to a total of $2.0 million through February 1999. HotData, which began operations in 1997, is developing technology to collect and verify data across the Internet. The acquisition is accounted for under the equity method and HotData is a majority-owned subsidiary with the financial results of such subsidiary consolidated with the Company's as of October 1, 1997. The Company will have the option to purchase the minority interest of the subsidiary during a specified time period in the future. Consolidated pro forma results of operations as if the acquisition had occurred at the beginning of fiscal year 1997 are not presented as the pro forma effect is not material.

4.   Subsequent Event
     On January 20, 1998, the Company signed a definitive agreement to acquire Stingray Software, Inc. ("Stingray"). The Company will acquire all of the outstanding shares of Stingray common stock in exchange for approximately
     1.68 million shares of Rogue Wave common stock. Stingray is a privately held company that develops and distributes development tools for Windows programmers. The acquisition, which will be accounted for as a pooling of interests, is subject to certain closing conditions and is expected to be consummated by February 28, 1998.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTION "RISK FACTORS" AND "BUSINESS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1997.

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

        The Company has experienced significant revenue growth over the last several years. During fiscal 1997, the Company's revenue grew primarily from the continued strong demand for C++ and Java-based software parts and tools and the establishment of a consulting group based in Boulder, Colorado. In addition, the Company's international revenue increased from 19% of total revenue in fiscal 1996 to 23% of total revenue in fiscal 1997 due primarily to the expansion of the European sales channel by the acquisition of a Rogue Wave products distributor.

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

         International revenue accounted for approximately 19%, 23% and 30% of total revenue in fiscal 1996, fiscal 1997, and the quarter ended December 31, 1997, respectively. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To date, other than revenue generated by the Company's European subsidiaries, the Company's international revenue has been denominated in United States dollars. The Company has entered into forward foreign exchange contracts to reduce the risk associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors-Risks Inherent in International Operations."

              The Company has developed technology relating to the collection and verification of data across the Internet. The Company contributed such technology, and made a funding commitment of $1.3 million on October 1, 1997 and can contribute up to a total of $2.0 million through February 1999, to a majority-owned subsidiary, HotData, for further development and possible commercialization of this technology. The Company will have the option to purchase the minority interest of the subsidiary during a specified time period in the future. Dan Whitaker, the Company's former Executive Vice President, Marketing, resigned his office and his position on the Company's Board of Directors to devote full time to the management of HotData, but has agreed to serve as a consultant to the Company through July 1998. The Company expects that such subsidiary will be in the development stage through at least fiscal 1998. There can be no assurance that the technology developed by such subsidiary will be commercialized, and even if it is commercialized there can be no assurance that the technology will receive market acceptance due to the subsidiary's new and untested business model. The financial results of HotData have been consolidated with the Company's financial results. Accordingly, fluctuations in the operating results of HotData may have a material adverse effect on the Company's operating results.

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

              On January 20, 1998, the Company signed a definitive agreement to acquire Stingray Software, Inc. ("Stingray"). The Company will acquire all of the outstanding shares of Stingray common stock in exchange for approximately 1.68 million shares of Rogue Wave common stock. Stingray is a privately held company that develops and distributes development tools for Windows programmers. The merger will add several new product lines to Rogue Wave's current slate of object-oriented C++ and Java class libraries and builders. Stingray offers an extensive line of add-on libraries that extend and enhance the Microsoft Foundation Classes (MFC), providing additional, prebuilt functionality for creating sophisticated GUI controls, grids, diagrams and charts. Stingray also offers ActiveX components, and several Java class libraries that will further strengthen Rogue Wave's offerings in the Java marketplace. The acquisition, which will be accounted for as a pooling of interests, is subject to certain closing conditions and is expected to be consummated by February 28, 1998. The Company expects to incur pooling related charges totaling approximately $750,000 during the quarter ended March 31, 1998, which will have a material adverse effect on
the operating results for such quarter.   The Company will incorporate the
financial results of Stingray and will include the results in the quarter ended March 31, 1998 and will restate prior periods.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net revenues represented by certain line items in the Company's Consolidated Statements of Operations.

                                                Percentage of total net revenues
                                                   --------------------------
                                                       Three Months ended
                                                           December 31,
                                                   --------------------------
                                                       1996          1997
                                                   ------------   -----------
Revenue:

   License revenue                                          76%           65%
   Service and maintenance revenue                          24%           35%
                                                           ----          ----
       Total revenue                                       100%          100%
                                                           ----          ----
Cost of Revenue:

   Cost of license revenue                                   6%            4%
   Cost of service and maintenance revenue                   8%           10%
                                                           ----          ----
       Total cost of revenue                                14%           14%
                                                           ----          ----
       Gross profit                                         86%           86%
                                                           ----          ----
Operating expenses:
   Product development                                      25%           21%
   Sales and marketing                                      42%           43%
   General and administrative                               13%            9%
                                                           ----          ----
       Total operating expenses                             80%           73%
                                                           ----          ----
       Income from operations                                6%           13%
Other income, net                                            2%            6%
                                                           ----          ----
       Income before income taxes                            8%           19%
Income tax expense                                           3%            7%
                                                           ----          ----
       Net income                                            5%           12%
                                                           ----          ----

REVENUE
    Total revenue increased 56% to $9.2 million for the three months ended December 31, 1997 from $5.9 million for the three months ended December 31, 1996. License revenue increased 33% to $6.0 million for the three months ended December 31, 1997 from $4.5 million for the three months ended December 31, 1996. License revenue increased primarily as a result of an increase in the number of licenses sold to existing and new customers, reflecting additional product offerings, an expanding market, increased market awareness and expansion of the Company's telesales and direct sales organization and international presence.

    Service and maintenance revenue increased 128% to $3.2 million for the three months ended December 31, 1997 from $1.4 million for the three months ended December 31,1996. The increases in service and maintenance revenue were primarily attributable to increased sales volume of the Company's support and maintenance services associated with the growth of the Company's installed base and an increase in consulting revenue resulting from the establishment and growth of the Company's consulting business group.

COST OF REVENUE

    Cost of license revenue increased 19% to $408,000 for the three months ended December 31, 1997 from $342,000 for the three months ended December 31, 1996. The increase in the cost of license revenue is primarily attributable to the increase in the number of licenses sold, offset by the cost savings associated with increased shipments of the Company's products on CD-ROM and online distribution. Such cost savings contributed to a decrease in cost of license revenue as a percent of total revenue.

    Cost of service and maintenance revenue increased 79% to $901,000 for the three months ended December 31, 1997 from $502,000 for the three months ended December 31, 1996. The increase was primarily the result of the establishment of a consulting business group in April 1997.

OPERATING EXPENSES

    Product development expenses increased 31% to $1.9 million for the three months ended December 31, 1997 from $1.5 million for the three months ended December 31, 1996. The increase in product development expenses was primarily attributable to the hiring of additional product development personnel. The decrease in product development expenses as a percent of revenue was primarily due to the faster growth in revenue relative to the growth in development expense. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in absolute dollars through fiscal 1998 as the Company continues to increase its product development capacity, although the Company does not believe such expenses will increase as a percentage of total revenue.

    Sales and marketing expenses increased 58% to $3.9 million for the three months ended December 31, 1997 from $2.5 million for the three months ended December 31, 1996. The increase was primarily due to continued investment in systems and personnel to expand the Company's sales channels and the addition of sales personnel through the acquisition of Precision during the second quarter of fiscal 1997. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue.

    General and administrative expenses increased 14% to $807,000 for the three months ended December 31, 1997 from $705,000 for the three months ended December 31, 1996. The increase in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that during the near term its general and administrative expenses will continue to grow in absolute dollars as a result of additional anticipated expansion and the Company's scheduled move of its administrative operations to Boulder, Colorado.

OTHER INCOME, NET

    Other income increased during the three months ended December 31, 1997 versus the three months ended December 31, 1996 as a result of higher interest income due to a higher investment portfolio generated by cash from the Company's public offerings of common stock and operations.

INCOME TAX EXPENSE

    The Company's effective tax rate for the three months ended December 31, 1997 was 35%. The Company anticipates its fiscal 1998 effective tax rate will be approximately 35% percent; however, this rate could change based on a change in the percentage of total revenue derived from international sources.

LIQUIDITY AND CAPITAL RESOURCES

    The increase in cash flows from operations was due primarily to the increase in net income, decrease in accounts receivable, and increases in accounts payable, accrued expenses and deferred revenues. The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. Short-term investments primarily consist of commercial paper with original maturities of 180 days or less which are held as securities available for sale. The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Risk Factors - Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results," and "-Future Acquisitions."

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

    MANAGEMENT OF GROWTH. The Company is experiencing a period of transition and aggressive product introductions that has placed, and may continue to place, a significant strain on its resources, including its personnel. Expansion of the Company's product lines, additional product development and product introductions, or acquisitions of other technologies or companies, when added to the day-to-day activities of the Company, will place a further strain on the Company's resources and personnel. In particular, the Company has acquired a European distributor with offices and personnel in several European countries and established a consulting group in Boulder, Colorado to help expand its ability to provide consulting services. In addition, the Company recently announced an agreement to acquire Stingray Software, Inc. which develops and distributes development tools from their facilities in Morrisville, North Carolina. Such additions involve a number of risks, including risks related to the integration of new businesses or business units, the substantial management time devoted to such activities, the failure to achieve anticipated benefits, such as cost savings and increased revenue, and the difficulties of managing additional operations. The Company's acquisition of Inmark in October 1995 and the planned acquisition of Stingray will result in the Company's product development team being distributed in four separate sites across the country. Managing this distribution requires a significant amount of attention from management, particularly the Vice President, Development and the Chief Technology Officer, to ensure that the Company's development efforts are timely, consistent and well integrated. In addition, the Company recently announced that it will move its administrative operations from Corvallis, Oregon to Boulder, Colorado. This move will result in the distribution of the Company's senior management team, which may make managing the Company's operations more difficult. In particular, managing this transition will require a significant amount of attention from management, particularly the Company's Chief Operating Officer and Chief Financial Officer, both of whom will relocate as part of the move.

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

    LIMITED OPERATING HISTORY. The Company was founded in September 1989 and first shipped products in November 1989. Although the Company's total revenue has increased in each of the last thirteen quarters and the Company had net income in most of those quarters, the Company incurred a net loss in the quarter ended June 30, 1996. The Company has devoted an increasing amount of resources to the its product development, sales and marketing and technical support organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to recognize significant quarterly revenue to achieve and maintain profitability. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Although the Company has experienced significant revenue growth in recent years, there can be no assurance that the Company will sustain such growth, if any, or that the Company will remain profitable on a quarterly basis or at all.

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

    RISKS OF EXPANDING INTERNATIONAL SALES AND MARKETING. The Company opened its first international sales office in Germany in January 1996. In February 1997, the Company expanded its European operations by acquiring Precision. Precision is a distributor of the Company's software products in Germany, the United Kingdom, France and the Benelux countries. International revenue accounted for approximately 24% and 30% of the Company's total revenue in fiscal 1997 and the quarter ended December 31, 1997, respectively. As of December 31, 1997, the Company had 36 employees located outside of the United States. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to do so in a timely manner, the Company's international revenue would be limited, and the Company's business, financial condition and results of operations would be materially and adversely affected.

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

    DEPENDENCE UPON KEY PERSONNEL. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The Company believes that the technological and creative skills of its personnel are essential to establishing and maintaining a leadership position, particularly in light of the fact that its intellectual property, once sold to the public market, is easily replicated. The loss of the services of one or more of the Company's executive officers or key technical personnel would have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the services of Thomas Keffer and Michael Scally, the Company's President and Chief Executive Officer, and Chief Operating Officer, respectively, would be difficult to replace. The Company has key person life insurance policies in the amount of $1.0 million on each of Dr. Keffer and Mr. Scally. The Company's future success also depends on its continuing ability to attract and retain highly-qualified technical, sales and managerial personnel. In the past, the Company has experienced some difficulty in attracting key personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

    UNCERTAINTY OF THE EFFECTS OF THE YEAR 2000 ON COMPUTER PROGRAMS AND SYSTEMS. Many currently installed computer systems and software programs were designed to use only a two digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company relies on computer applications to manage and monitor its accounting, sales, development and administrative functions. In addition, the Company's customers, suppliers and service providers (particularly financial institutions) are reliant upon computer applications, some of which may contain software that may fail as a result of the upcoming change in century, with respect to functions that materially affect their interactions with the Company. While the Company does not believe its computer systems or applications currently in use will be adversely affected by the upcoming change in century, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be so affected. Failure of the Company's software or that of its customers, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and result of operations.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company enters into foreign exchange forward contracts to hedge certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets, and liabilities that are denominated in currencies other than the U.S. dollar. These transactions are entered into to hedge purchases, sales, and other normal recurring transactions and accordingly are not speculative in nature. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative financial instruments. Market value gains and losses on such contracts that result from fluctuations in foreign exchange rates are recognized as offsets to the exchange gains or losses on the hedged transactions. By their nature, these transactions generally offset. The net gain or loss on such foreign currency contracts and underlying transactions was not material during the quarter ended December 31, 1997, however there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on international revenue and thus the Company's business, financial condition and results of operations. The Company had outstanding short-term forward exchange contracts to exchange German marks for U.S. dollars in the amount of $1.1 million at December 31, 1997.

PART II  -  OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

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

    The Company has used $1,500,000 of the net proceeds from the offering in the acquisition of other businesses, $1,300,000 for the purchase of stock of a majority owned subsidiary, $1,000,000 of the net proceeds from the offering for repayment of indebtedness and $9,688,000 of the net proceeds for working capital. All remaining net proceeds have been invested in commercial paper. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

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

ITEMS 1, 3, 4,  AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ROGUE WAVE SOFTWARE, INC.
                                       (Registrant)




Date: February 13, 1998                /S/ ROBERT M. HOLBURN, JR.
                                       ---------------------------------------
                                       ROBERT M. HOLBURN, JR.
                                       CHIEF FINANCIAL OFFICER