Form 10-Q
period 1998-03-31
ROGUE WAVE SOFTWARE INC /OR/
filed 1998-05-15
CIK 1023184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1998

                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number: 0-28900


                           ROGUE WAVE SOFTWARE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                         93-1064214
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                        Identification No.)

5500 Flatiron Parkway, Boulder, Colorado                                 80301
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (303) 473-9118
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X    NO
                                         -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                   Outstanding at March 31, 1998
                -----                   -----------------------------
    Common Stock, $0.001 par value                 10,167,666

                           ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                     INDEX


                                                           Page No.
                                                           --------

PART I - FINANCIAL INFORMATION
Item 1.           Consolidated Financial Statements:

                    Condensed Consolidated Balance Sheets at September 30, 1997
                    and March 31, 1998....................................................   1

                    Consolidated Statements of Operations for the three and six
                    months ended March 31, 1997 and 1998..................................   2

                    Consolidated Statements of Cash Flows for the
                    six months ended March 31, 1997 and 1998..............................   3

                  Notes to Consolidated Financial Statements..............................   4

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................   6

Item 3.           Quantitative and Qualitative Disclosures About Market Risk..............  16

PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds...............................  17
Item 6.           Exhibits and Reports on Form 8-K........................................  17

SIGNATURES................................................................................  19


                            ROGUE WAVE SOFTWARE, INC.
                                 AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (in thousands)



                                                                                SEPTEMBER 30,           MARCH 31,
                                                                                   1997(1)                 1998
                                                                           ------------------       ---------------
                                  ASSETS
Current assets:
   Cash and cash equivalents...............................................           $35,737               $34,771
   Accounts receivable, net................................................             6,585                 6,723
   Prepaid and other current assets........................................             1,255                 1,607
                                                                                      -------               -------
   Total current assets....................................................            43,577                43,101

Furniture, fixtures and equipment, net.....................................             4,186                 5,594
Other assets, net..........................................................             2,255                 3,877
                                                                                      -------               -------
   Total assets............................................................           $50,018               $52,572
                                                                                      =======               =======



                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................................           $   816               $ 2,877
   Accrued expenses........................................................             2,624                 1,251
   Deferred revenue........................................................             6,105                 6,616
   Current portion of long-term obligations................................               202                   184
                                                                                      -------               -------
   Total current liabilities...............................................             9,747                10,928

Long-term obligations, less current portion................................               351                   280
                                                                                      -------               -------
   Total liabilities.......................................................            10,098                11,208
                                                                                      -------               -------
Stockholders' equity:
   Common stock............................................................                 8                     9
     Additional paid-in capital............................................            36,710                37,265
   Retained earnings.......................................................             3,322                 4,147
   Cumulative translation adjustment.......................................              (120)                  (57)
                                                                                      -------               -------
   Total stockholders' equity..............................................            39,920                41,364
                                                                                      -------               -------
   Total liabilities and stockholders' equity..............................           $50,018               $52,572
                                                                                      =======               =======



(1)  Restated for pooling of interests.  See note 3.

                            See accompanying notes.

                            ROGUE WAVE SOFTWARE, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  MARCH 31,                    MARCH 31,
                                                                          --------------------------  --------------------------
                                                                            1997 (1)        1998        1997 (1)        1998
                                                                          ------------  ------------  -------------  -----------
Revenue:
 License revenue........................................................      $ 5,783       $ 6,092        $10,624       $13,463
 Service and maintenance revenue........................................        1,885         4,197          3,342         7,698
                                                                              -------       -------        -------       -------
   Total revenue........................................................        7,668        10,289         13,966        21,161
                                                                              -------       -------        -------       -------
Cost of revenue:
 Cost of license revenue................................................          506           516            961         1,055
 Cost of service and maintenance revenue................................          595         1,223          1,097         2,156
                                                                              -------       -------        -------       -------
   Total cost of revenue................................................        1,101         1,739          2,058         3,211
                                                                              -------       -------        -------       -------
   Gross profit.........................................................        6,567         8,550         11,908        17,950
                                                                              -------       -------        -------       -------
Operating expenses:
 Product development....................................................        1,767         2,556          3,575         4,853
 Sales and marketing....................................................        3,197         4,819          5,915         9,238
 General and administrative.............................................          859         1,032          1,775         2,121
 Merger and relocation costs............................................           --         1,209             --         1,209
                                                                              -------       -------        -------       -------
   Total operating expenses.............................................        5,823         9,616         11,265        17,421
                                                                              -------       -------        -------       -------
   Income (loss) from operations........................................          744        (1,066)           643           529
Other income, net.......................................................          344           594            460         1,178
                                                                              -------       -------        -------       -------
   Income (loss) before income taxes....................................        1,088          (472)         1,103         1,707
Income tax expense (benefit)............................................          298          (165)           456           456
                                                                              -------       -------        -------       -------
   Net income (loss)....................................................      $   790       $  (307)       $   647       $ 1,251
                                                                              =======       =======        =======       =======
Pro forma net income data:
   Income before income taxes, as reported..............................      $ 1,088                      $ 1,103       $ 1,707
   Pro forma income tax expense.........................................          381                          386           597
                                                                              -------                      -------       -------
       Pro forma net income.............................................      $   707                      $   717       $ 1,110
                                                                              =======                      =======       =======
   Pro forma diluted earnings per share.................................      $  0.07                      $  0.07       $  0.11
                                                                              =======                      =======       =======
Basic earnings per share................................................      $  0.09       $ (0.03)       $  0.09       $  0.12
                                                                              =======       =======        =======       =======
Diluted earnings per share..............................................      $  0.07       $ (0.03)       $  0.07       $  0.11
                                                                              =======       =======        =======       =======
Shares used in basic per share calculation..............................        9,291        10,128          7,046        10,084
Shares used in diluted per share calculation............................       10,547        10,924          9,767        10,893

(1)  Restated for pooling of interests.  See note 3.

                            See accompanying notes.

                            ROGUE WAVE SOFTWARE, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (in thousands)

                                                                                                           SIX MONTHS ENDED
                                                                                                           ----------------
                                                                                                               MARCH 31,
                                                                                                               ---------
                                                                                                         1997 (1)       1998
                                                                                                      --------------  --------
Cash flows from operating activities:
   Net income.......................................................................................       $    759   $ 1,251
 Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization....................................................................            706     1,308
  Changes in assets and liabilities:
    Accounts receivable.............................................................................          1,490      (138)
    Prepaid expenses and other current assets.......................................................            456      (352)
    Other noncurrent assets.........................................................................           (117)   (1,917)
    Accounts payable and accrued expenses...........................................................          1,490       687
    Deferred  revenue...............................................................................          1,146       511
                                                                                                           --------   -------
      Net cash from operating activities............................................................          5,930     1,350
                                                                                                           --------   -------
Cash flows from investing activities:
   Equipment acquisitions...........................................................................           (837)   (2,420)
   Short-term investments...........................................................................        (28,278)   (4,089)
                                                                                                           --------   -------
      Net cash from investing activities............................................................        (29,115)   (6,509)
                                                                                                           --------   -------
Cash flows from financing activities:
   Payments on long-term debt and capital lease obligations.........................................           (105)      (89)
   Net proceeds from issuance of common stock, net..................................................         25,627       351
   Stock issuance costs.............................................................................           (248)      (23)
   Payments of dividends............................................................................            (38)     (426)
   Proceeds from exercise of stock options..........................................................             60       228
                                                                                                           --------   -------
      Net cash from financing activities............................................................         25,296        41
                                                                                                           --------   -------
Effect of exchange rate changes on cash.............................................................             22        63
                                                                                                           --------   -------
      Net increase (decrease) in cash and cash equivalents..........................................          2,133    (5,055)
Cash and cash equivalents at beginning of period....................................................          2,113     9,999
                                                                                                           --------   -------
Cash and cash equivalents at end of period..........................................................          4,246     4,944
                                                                                                           ========   =======

(1)  Restated for pooling of interests.  See note 3.


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

2. Earnings per share In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for the three and six months ended March 31, 1997 have been restated to conform to the requirements of SFAS No. 128. There was no change in the diluted earnings per share amounts.

3.  Acquisitions
    During October 1997, the Company acquired 78% of the outstanding stock of HotData Inc. ("HotData") for $1.3 million in cash and can contribute up to a total of $2.0 million through the end of December 1998. HotData, which began operations in 1997, is developing technology to collect and verify data across the Internet. HotData is a majority-owned subsidiary with the financial results of such subsidiary consolidated with the Company's as of October 1, 1997. The Company will have the option to purchase the minority interest of the subsidiary during a specified time period in the future. Consolidated pro forma results of operations as if the acquisition had occurred at the beginning of fiscal year 1997 are not presented as the pro forma effect is not material.

    On February 28, 1998, the Company acquired all of the common stock of Stingray Software, Inc. (Stingray) in exchange for 1,652 shares of the Company's common stock in a transaction accounted for as a pooling of interests. Stingray is a privately held company that develops and distributes development tools for Windows programmers. The Company's consolidated financial statements have been restated for all periods presented to combine the financial position, results of operations and cash flows of Stingray with those of the Company. All share and per share information has been restated for the issuance of Rogue Wave Common shares in the merger.

4.  Recent Pronouncements

    In 1997, the FASB issued SFAS 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, which standardized the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information and changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The Company will adopt SFAS 132 in its fiscal year 1998. The Company does not expect this new pronouncement to have a significant impact on the financial statements.

    In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 supersedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997. Management does not believe that the adoption of SOP 97-2 will have a material effect on the Company's financial position or results of operations.

    In March 1998, the ACSEC issued SOP 98-1, Accounting For The Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. Management does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

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

     The Company has experienced significant revenue growth over the last several years. During fiscal 1997, the Company's revenue grew primarily from the continued strong demand for C++ and Java-based software parts and tools and the establishment of a consulting group based in Boulder, Colorado. In addition, the Company's international revenue increased from 23% in fiscal 1997 to 30% during the six months ended March 31, 1998 due to the increased revenue growth in the European sales channel from continued expansion of European operations.

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

     International revenue accounted for approximately 19%, 23% and 30% of total revenue in fiscal 1996, fiscal 1997, and the six months ended March 31, 1998, respectively. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To date, other than revenue generated by the Company's European subsidiaries, the Company's international revenue has been denominated in United States dollars. The Company has entered into forward foreign exchange contracts to reduce the risk associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors-Risks Inherent in International Operations."

     The Company has developed technology relating to the collection and verification of data across the Internet. The Company contributed such technology, and made a funding commitment of $1.3 million on October 1, 1997 and can contribute up to a total of $2.0 million through December 1998, to a majority-owned subsidiary, HotData, for further development and possible commercialization of this technology. The Company will have the option to purchase the minority interest of the subsidiary during a specified time period in the future. The Company expects that such subsidiary will be in the development stage through at least fiscal 1998. There can be no assurance that the technology developed by such subsidiary will be commercialized, and even if it is commercialized there can be no assurance that the technology will receive market acceptance due to the subsidiary's new and untested business model. The financial results of HotData have been consolidated with the Company's financial results. Accordingly, fluctuations in the operating results of HotData may have a material adverse effect on the Company's operating results.

     In April 1997, the Company established a consulting group in Boulder, Colorado consisting of 15 employees. The addition of these employees has resulted in an increase in service and maintenance revenue and a corresponding increase in the cost of service and maintenance revenue. The gross margin associated with such consulting work has been and is expected to continue to be lower than the Company's historical gross margin on service and maintenance revenue. During the quarter ended March 31, 1998, the Company moved its administrative operations from its previous location in Corvallis, Oregon to Boulder, Colorado. The Company incurred charges totaling approximately $500,000 during the quarter ended March 31, 1998 in connection with this move.

  On February 28, 1998, the Company acquired all of the outstanding shares of Stingray Software, Inc. (Stingray) common stock in a business combination accounted for as a pooling of interests for approximately 1.65 million shares of Rogue Wave common stock. Stingray develops and distributes development tools for Windows programmers. The merger added several new product lines to Rogue Wave's current slate of object-oriented C++ and Java TM class libraries and builders. Stingray offers an extensive line of add-on libraries that extend and enhance the Microsoft Foundation Classes (MFC), providing additional, prebuilt functionality for creating sophisticated GUI controls, grids, diagrams and charts. Stingray also offers ActiveX components, and several Java class libraries that will further strengthen Rogue Wave's offerings in the Java marketplace. The Company incurred approximately $700,000 in merger costs during
the quarter ended March 31, 1998.   The financial results for the quarter and
six months ended March 31, 1997 and 1998 include the accounts of the Company and Stingray.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net revenues represented by certain line items in the Company's Consolidated Statements of Operations.

                                                                               PERCENTAGE OF TOTAL NET REVENUES
                                                                        --------------------------------------------
                                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                               MARCH 31,             MARCH 31,
                                                                          --------------------  ---------------------
                                                                            1998       1997      1998        1997
                                                                          ---------  ---------  -------  ------------
Revenue:
 License revenue........................................................        59%        75%      64%           76%
 Service and maintenance revenue........................................        41%        25%      36%           24%
                                                                           -------    -------   ------       -------
   Total revenue........................................................       100%       100%     100%          100%
                                                                           -------    -------   ------       -------
Cost of revenue:
 Cost of license revenue................................................         5%         7%       5%            7%
 Cost of service and maintenance revenue................................        12%         8%      10%            8%
                                                                           -------    -------   ------       -------
   Total cost of revenue................................................        17%        15%      15%           15%
                                                                           -------    -------   ------       -------
   Gross profit.........................................................        83%        85%      85%           85%
                                                                           -------    -------   ------       -------
Operating expenses:
 Product development....................................................        25%        23%      23%           26%
 Sales and marketing....................................................        47%        42%      44%           42%
 General and administrative.............................................        10%        11%      10%           13%
 Merger and relocation costs............................................        12%         0%       6%            0%
                                                                           -------    -------   ------       -------
   Total operating expenses.............................................        94%        76%      83%           81%
                                                                           -------    -------   ------       -------
   Income from operations...............................................       (11)%        9%       2%            4%
Other income, net.......................................................         6%         5%       6%            3%
                                                                           -------    -------   ------       -------
   Income before income taxes...........................................        (5)%       14%       8%            7%
Income tax expense......................................................         2%         4%       2%            3%
                                                                           -------    -------   ------       -------
   Net income...........................................................        (7)%       10%       6%            4%
                                                                           =======    =======   ======       =======

Revenue

     Total revenue for the three and six months ended March 31, 1998 was $10.3 million and $21.2 million, respectively, versus $7.7 million and $14.0 million for the three and six months ended March 31, 1997, representing an increase of 34% and 51%, respectively. License revenue for the three and six months ended March 31, 1998 were $6.1 million and $13.5 million, respectively, versus $5.8 million and $10.6 million for the three and six months ended March 31, 1997, representing and increase of 8% and 27%, respectively. License revenue increased primarily as a result of an increase in the number of licenses sold to existing and new customers, reflecting additional product offerings, an expanding market, increased market awareness and expansion of the Company's telesales and direct sales organization and international presence.

     Service and maintenance revenue for the three and six months ended March 31, 1998 was $4.2 million and $7.7 million, respectively, versus $1.9 million and $3.3 million for the three and six months ended March 31,1997, representing an increase of 121% and 133%, respectively. These increases in service and maintenance revenue were primarily attributable to increased sales volume of the Company's support and maintenance services related to the Company's larger installed base, as well as an increase in consulting revenue resulting from the establishment of the Company's consulting business group in Boulder, Colorado, in April 1997.

Cost of Revenue

     Cost of license revenue for the three and six months ended March 31, 1998 were $516,000 and $1.1 million respectively versus $506,000 and $961,000 for the three and six months ended March 31, 1997, representing an increase of 2% and 15%, respectively. As a percentage of total revenue cost of license revenue was 5% and 5% for the three and six months ended March 31, 1998 versus 7% and 7% for the three and six months ended March 31, 1997. Fluctuations in cost of license revenue as a percentage of total license revenue are primarily the result of varying levels of royalties paid, changes in product mix and the timing of large site license sales. The decrease in the cost of license revenue is primarily attributable to the increase in cost savings associated with increased shipments of the Company's products on CD-ROM and online distribution. Such cost savings contributed to a decrease in cost of license revenue as a percent of total revenue.

     Cost of service and maintenance revenue for the three and six months ended March 31, 1998 were $1.2 million and $2.2 million, respectively, versus $595,000 and $1.1 million for the three and six months ended March 31, 1997 representing an increase of 102% and 100% respectively. As a percentage of total revenue cost of service and maintenance revenue was 12% and 10% for the three and six months ended March 31, 1998 versus 8% and 8% for the three and six months ended March 31, 1997. The increase was primarily the result of the establishment of a consulting business group in April 1997.

Operating Expenses

     Product development expense for the three and six months ended March 31, 1998 were $2.6 million and $4.9 million, respectively, versus $1.8 million and $3.6 million for the three and six months ended March 31, 1997 representing an increase of 44% and 36%, respectively. As a percentage of total revenue product development expenses were 25% and 23% for the three and six months ended March 31, 1998 versus 23% and 26% for the three and six months ended March 31, 1997. The increase in product development expenses was primarily attributable to the hiring of additional product development personnel. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in absolute dollars through fiscal 1998 as the Company continues to increase its product development capacity, although the Company does not believe such expenses will increase as a percentage of total revenue.

     Sales and marketing expense for the three and six months ended March 31, 1998 were $4.8 million and $9.2 million, respectively, versus $3.2 million and $5.9 million for the three and six months ended March 31, 1997 representing an increase of 50% and 56%, respectively. As a percentage of total revenue, sales and marketing expenses were 47% and 44% for the three and six months ended March 31, 1998 versus 42% and 42% for the three and six months ended March 31, 1997. The increases were primarily due to continued investment in systems and personnel to expand the Company's sales channels and the addition of sales personnel through the acquisition of Precision during the second quarter of fiscal 1997. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue.

     General and administrative expense for the three and six months ended March 31, 1998 were $1.0 million and $2.1 million, respectively, versus $900,000 and $1.8 million for the three and six months ended March 31, 1997 representing an increase of 11% and 17%, respectively. The increase in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that during the near term its general and administrative expenses will continue to grow in absolute dollars as a result of additional anticipated expansion.

     Merger and relocation costs were $1.2 million for the three and six months ended March 31, 1998. These costs were related to the business combination with Stingray and the move of the Company's administrative operations to Boulder, Colorado.

Other Income, Net

     Other income increased during the three and six months ended March 31, 1998 versus the three and six months ended March 31, 1997 as a result of higher interest income due to a higher investment portfolio generated by cash from the Company's public offerings of common stock and operations.

Income Tax Expense

     The Company's effective tax rate for the second quarter and first half of fiscal 1998 was 35% and 27% respectively, compared to 27% and 41% for the second quarter and first half of fiscal 1997, respectively. The effective rate for the quarter and six months ended March 31, 1997 reflects the exclusion of earnings due to the Subchapter S status of Stingray. The effective rate for the six months ended March 31, 1998 reflects three months of earnings excluded due to the Subchapter S status of Stingray. The Company anticipates its fiscal 1998 effective tax rate will be approximately 35% percent; however, this rate could change based on a change in the percentage of total revenue derived from international sources.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operations was due primarily to the increase in net income, and increases in accounts payable, accrued expenses and deferred revenues. The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. Short-term investments primarily consist of commercial paper with original maturities of 180 days or less which are held as securities available for sale. The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Risk Factors -Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results," and "- Future Acquisitions."

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

     Prior growth rates in the Company's revenue and net income should not be considered indicative of future operating results. Service and maintenance revenue tends to fluctuate as consulting contracts, which may extend over several months, are undertaken, renewed, completed or terminated. License fee revenue is difficult to forecast due to the fact that the Company's sales cycle, from initial evaluation to purchase, varies substantially from customer to customer. As a result of these and other factors, revenue for any quarter is subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter to quarter and could result in significant losses. During the quarter ended March 31, 1998, the Company moved its administrative operations from Corvallis, Oregon, to Boulder, Colorado, incurring charges totaling approximately $500,000. In addition, the Company contributed technology to and made an investment in HotData Inc. ("HotData") in order to develop technology relating to the collection and verification of data across the Internet. Because the Company owns a majority of the outstanding stock of HotData, it is accounted for as a subsidiary of the Company. The Company expects HotData will be in the development stage through at least fiscal 1998. There can be no assurance that the technology developed by HotData will be commercialized, or even if it is commercialized there can be no assurance of market acceptance due to its new and untested business model. The financial results of HotData will be consolidated with the Company's financial results. Accordingly, fluctuations in the operating results of HotData may have a material adverse effect on the Company's operating results. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

     Management Of Growth. The Company is experiencing a period of transition and aggressive product introductions that has placed, and may continue to place, a significant strain on its resources, including its personnel. Expansion of the Company's product lines, additional product development and product introductions, or acquisitions of other technologies or companies, when added to the day-to-day activities of the Company, will place a further strain on the Company's resources and personnel. In particular, the Company has acquired a European distributor with offices and personnel in several European countries and established a consulting group in Boulder, Colorado to help expand its ability to provide consulting services. In addition, the Company recently acquired Stingray Software, Inc. which develops and distributes development tools from their facilities in Morrisville, North Carolina. Such additions involve a number of risks, including risks related to the integration of new businesses or business units, the substantial management time devoted to such activities, the failure to achieve anticipated benefits, such as cost savings and increased revenue, and the difficulties of managing additional operations. The Company's acquisition of Inmark in October 1995 and Stingray in 1998 have resulted in the Company's product development team being distributed in four separate sites across the country. Managing this distribution requires a significant amount of attention from management, particularly the Vice President, Development and the Chief Technology Officer, to ensure that the Company's development efforts are timely, consistent and well integrated. In addition, the Company recently moved its administrative operations from Corvallis, Oregon to Boulder, Colorado. This move has resulted in the distribution of the Company's senior management team, which may make managing the Company's operations more difficult. In particular, managing this transition requires a significant amount of attention from management, particularly the Company's Chief Operating Officer and Chief Financial Officer, both of whom have relocated as part of the move.

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

     Limited Operating History. The Company was founded in September 1989 and first shipped products in November 1989. Although the Company's total revenue has increased in each of the prior thirteen quarters and the Company had net income in most of those quarters, the Company's total revenue decreased in the most recent quarter and the Company incurred a net loss in the quarter ended June 30, 1996. The Company has devoted an increasing amount of resources to the its product development, sales and marketing and technical support organizations. The Company expects to continue to devote substantial resources in these areas and as a result will need to recognize significant quarterly revenue to achieve and maintain profitability. The Company's limited operating history makes the prediction of future operating results difficult or impossible. Although the Company has experienced significant revenue growth in recent years, there can be no assurance that the Company will sustain such growth, if any, or that the Company will remain profitable on a quarterly basis or at all.

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

     Risks Of Expanding International Sales And Marketing. The Company opened its first international sales office in Germany in January 1996. In February 1997, the Company expanded its European operations by acquiring Precision. Precision is a distributor of the Company's software products in Germany, the United Kingdom, France and the Benelux countries. International revenue accounted for approximately 24% and 30% of the Company's total revenue in fiscal 1997 and the six months ended March 31, 1998, respectively. As of March 31, 1998, the Company had 36 employees located outside of the United States. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to do so in a timely manner, the Company's international revenue would be limited, and the Company's business, financial condition and results of operations would be materially and adversely affected.

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


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company enters into foreign exchange forward contracts to hedge certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets, and liabilities that are denominated in currencies other than the U.S. dollar. These transactions are entered into to hedge purchases, sales, and other normal recurring transactions and accordingly are not speculative in nature. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative financial instruments. Market value gains and losses on such contracts that result from fluctuations in foreign exchange rates are recognized as offsets to the exchange gains or losses on the hedged transactions. By their nature, these transactions generally offset. The net gain or loss on such foreign currency contracts and underlying transactions was not material during the three and six months ended March 31, 1998, however there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on international revenue and thus the Company's business, financial condition and results of operations. The Company had outstanding short-term forward exchange contracts to exchange German marks for U.S. dollars in the amount of $1.1 million at March 31, 1998.

PART II  -  OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

ISSUANCE OF COMMON STOCK IN ACQUISITION OF STINGRAY SOFTWARE, INC.

     On February 27, 1998, SR Acquisition Corp. ("Merger Sub"), a wholly owned subsidiary of Rogue Wave Software, Inc. ("Rogue Wave"), was merged with and into Stingray Software, Inc. ("Stingray") pursuant to an Agreement and Plan of Merger and Reorganization dated as of January 19, 1998 by and among Rogue Wave, Merger Sub, Stingray and the three stockholders of Stingray (the "Merger Agreement"). Under the Merger Agreement, Rogue Wave issued 1,651,845 shares of its Common Stock to the former stockholders of Stingray and Stingray became a wholly-owned
subsidiary of Rogue Wave.   The shares were issued in reliance on the exemption
from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") set forth in Section 4(2) of the Securities Act.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

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

     The Company has used $1,500,000 of the net proceeds from the offering in the acquisition of other businesses, $1,000,000 of the net proceeds from the offering for repayment of indebtedness and $12,711,000 of the net proceeds for working capital. All remaining net proceeds have been invested in commercial paper. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

Item 6. - Exhibits and Reports on Form 8-K

    (a)   Exhibits:

          2.1(1) Agreement and Plan of Reorganization between Registrant, Inmark Development Corporation and RW Acquisitions, Inc., dated as of September 19, 1995.
          2.2(1) Agreement and Plan of Merger between the Registrant and Rogue Wave Software, Inc., an Oregon corporation.
          2.3(3) Agreement and Plan of Merger and Reorganization among Rogue Wave Software, Inc., a Delaware corporation, SR Acquisition Corp., a North Carolina corporation, Stingray Software, Inc., a North Carolina corporation and the shareholders of Stingray Software, Inc., dated as of January 19, 1998.
          2.4(4) Articles of Merger and Plan of Merger dated February 27, 1998, filed with the Secretary of State of North Carolina on February 27, 1998.
          3.1(2) Amended and Restated Certificate of Incorporation of Rogue Wave Software, Inc., a Delaware corporation.
          3.2(1) Bylaws of Rogue Wave Software, Inc., a Delaware corporation. 4.1(1) Reference is made to Exhibits 3.1 and 3.2.
          4.2(1)  Specimen Stock Certificate.

          4.3(1) Amended and Restated Investors' Rights Agreement between the Registrant and certain investors, dated November 10, 1995, as amended June 27, 1996.
          4.4(5) Form of Registration Rights Agreement between Rogue Wave Software, Inc. and the former shareholders of Stingray Software, Inc.
          10.1(1) Registrant's 1996 Equity Incentive Plan.
          10.2(1) Registrant's Employee Stock Purchase Plan.
          10.3(1) Form of Indemnity Agreement to be entered into between the
                  Registrant and its officers and directors.
          10.4(1) Lease Agreement between Registrant and the State of Oregon, dated May 1, 1996.
          10.5(1) Lease Agreement between the Registrant and the Landmark, dated
                  April 22, 1996.
          10.6(1) Loan and Security Agreement between the Registrant and Silicon
                  Valley Bank, dated October 16, 1996.
          10.7(1) Collateral Assignment, Patent Mortgage and Security Agreement between the Registrant and Silicon Valley Bank, dated October 16, 1996.
          27.1    Financial Data Schedule.

          (1) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, as amended (No. 333 -13517)

          (2) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.

          (3) Filed as Exhibit 2.1 to the Registrant's Form 8-K dated February 27, 1998 and filed on March 9, 1998.

          (4) Filed as Exhibit 2.2 to the Registrant's Form 8-K dated February 27, 1998 and filed on March 9, 1998.

          (5) Filed as Exhibit 4.1 to the Registrant's Form 8-K dated February 27, 1998 and filed on March 9, 1998.



Items 1, 3, 4,  and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ROGUE WAVE SOFTWARE, INC.
                         (Registrant)



Date:  May 14, 1998      /S/ ROBERT M. HOLBURN, JR.
                         -------------------------------
                         ROBERT M. HOLBURN, JR.
                         CHIEF FINANCIAL OFFICER