Form 10-Q
period 1998-06-30
ROGUE WAVE SOFTWARE INC /OR/
filed 1998-08-14
CIK 1023184

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1998

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X    NO
                                         -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             Class                          Outstanding at June 30, 1998
             -----                          ----------------------------
    Common Stock, $0.001 par value                   10,292,244

                           ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                 INDEX



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at September 30, 1997
            and June 30, 1998...........................................   2

            Consolidated Statements of Operations for the three and nine
            months ended June 30, 1997 and 1998.........................   3

            Consolidated Statements of Cash Flows for the
            nine months ended June 30, 1997 and 1998....................   4

          Notes to Consolidated Financial Statements....................   5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....  22


PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.....................  23
Item 5    Other Information.............................................  23
Item 6.   Exhibits and Reports on Form 8-K..............................  23

SIGNATURES..............................................................  25

                            ROGUE WAVE SOFTWARE, INC.
                                 AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (IN THOUSANDS)



                                                                  SEPTEMBER 30,          JUNE 30,
                                                                     1997(1)               1998
                                                               ---------------      ---------------
                                                                                       (UNAUDITED)
                            ASSETS
Current assets:
   Cash, cash equivalents and short term investments...........        $35,737              $31,857
   Accounts receivable, net....................................          6,585                6,904
   Prepaid and other current assets............................          1,255                2,612
                                                                       -------              -------

   Total current assets........................................         43,577               41,373

Furniture, fixtures and equipment, net.........................          4,186                5,681
Other assets, net..............................................          2,255                3,790
                                                                       -------              -------

   Total assets................................................        $50,018              $50,844
                                                                       =======              =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................        $   816              $   876
   Accrued expenses............................................          2,624                1,793
   Deferred revenue............................................          6,105                6,714
   Current portion of long-term obligations....................            202                  177
                                                                       -------              -------
   Total current liabilities...................................          9,747                9,560

Long-term obligations, less current portion....................            351                   10
                                                                       -------              -------
   Total liabilities...........................................         10,098                9,570
                                                                       -------              -------
Stockholders' equity:
   Common stock................................................              9                    9
     Additional paid-in capital................................         36,709               37,211
   Retained earnings...........................................          3,322                4,160
   Cumulative translation adjustment...........................           (120)                (106)
                                                                       -------              -------
   Total stockholders' equity..................................         39,920               41,274
                                                                       -------              -------
   Total liabilities and stockholders' equity..................        $50,018              $50,844
                                                                       =======              =======

(1)  Restated for pooling of interests.  See note 3.

                            See accompanying notes.

                            ROGUE WAVE SOFTWARE, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (in thousands, except per share data, unaudited)

                                                                                             NINE MONTHS
                                                                THREE MONTHS ENDED              ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                            ------------------------   -----------------------
                                                               1997 (1)      1998       1997 (1)       1998
                                                              ----------  -----------  -----------  ----------
Revenue:
 License revenue............................................    $ 6,396      $ 7,396      $17,021      $20,859
 Service and maintenance revenue............................      2,765        3,749        6,106       11,447
                                                                -------      -------      -------      -------
   Total revenue............................................      9,161       11,145       23,127       32,306
                                                                -------      -------      -------      -------
Cost of revenue:
 Cost of license revenue....................................        559          639        1,520        1,694
 Cost of service and maintenance revenue....................        890        1,418        1,987        3,574
                                                                -------      -------      -------      -------
   Total cost of revenue....................................      1,449        2,057        3,507        5,268
                                                                -------      -------      -------      -------
   Gross profit.............................................      7,712        9,088       19,620       27,038
                                                                -------      -------      -------      -------

Operating expenses:
 Product development........................................      1,966        2,853        5,540        7,706
 Sales and marketing........................................      3,895        5,107        9,810       14,345
 General and administrative.................................        906        1,065        2,681        3,186
 Merger, reorganization and relocation costs................         --          580           --        1,789
                                                                -------      -------      -------      -------
   Total operating expenses.................................      6,767        9,605       18,031       27,026
                                                                -------      -------      -------      -------
   Income (loss) from operations............................        945         (517)       1,589           12
Other income, net...........................................        479          537          938        1,715
                                                                -------      -------      -------      -------
   Income before income taxes...............................      1,424           20        2,527        1,727
Income tax expense..........................................        427            7          883          463
                                                                -------      -------      -------      -------
   Net income...............................................    $   997      $    13      $ 1,644      $ 1,264
                                                                =======      =======      =======      =======

Pro forma net income data:
 Income before income taxes, as reported....................    $ 1,424                   $ 2,527      $ 1,727
 Pro forma income tax expense...............................        498                       859          604
                                                                -------                   -------      -------
   Pro forma net income.....................................    $   926                   $ 1,668      $ 1,123
                                                                =======                   =======      =======

 Pro forma diluted earnings per share.......................      $0.09                     $0.17        $0.10
                                                                =======                   =======      =======
Basic earnings per share....................................      $0.11        $0.00        $0.22        $0.12
                                                                =======      =======      =======      =======
Diluted earnings per share..................................      $0.10        $0.00        $0.16        $0.12
                                                                =======      =======      =======      =======
Shares used in basic per share calculation..................      9,324       10,250        7,313       10,139
Shares used in diluted per share calculation................     10,417       10,660       10,001       10,817

(1)  Restated for pooling of interests.  See note 3.

                            See accompanying notes.

                            ROGUE WAVE SOFTWARE, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (in thousands, unaudited)

                                                                                                            NINE MONTHS
                                                                                                           ENDED JUNE 30,
                                                                                                      -----------------------
                                                                                                         1997 (1)       1998
                                                                                                      --------------  --------
Cash flows from operating activities:
   Net income.......................................................................................       $  1,644   $ 1,264
 Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization....................................................................          1,271     2,116
  Changes in assets and liabilities:
    Accounts receivable.............................................................................            252      (319)
    Prepaid expenses and other current assets.......................................................            230    (1,357)
    Other noncurrent assets.........................................................................           (295)   (1,977)
    Accounts payable and accrued expenses...........................................................          1,796      (771)
    Deferred  revenue...............................................................................          1,779       609
                                                                                                           --------   -------
      Net cash from operating activities............................................................          6,677      (435)
                                                                                                           --------   -------

Cash flows from investing activities:
   Equipment acquisitions...........................................................................         (1,730)   (3,169)
   Short-term investments...........................................................................        (25,458)   (3,213)
   Purchase of business, net of cash acquired.......................................................         (1,245)       --
                                                                                                           --------   -------
      Net cash from investing activities............................................................        (28,433)   (6,382)
                                                                                                           --------   -------

Cash flows from financing activities:
   Payments on long-term debt and capital lease obligations.........................................           (140)     (366)
   Net proceeds from issuance of common stock, net..................................................         25,380       352
   Payment on shareholder note receivable...........................................................             13        --
   Stock issuance costs.............................................................................             --      (177)
   Payments of dividends............................................................................            (38)     (426)
   Proceeds from exercise of stock options..........................................................            107       327
                                                                                                           --------   -------
      Net cash from financing activities............................................................         25,322      (290)
                                                                                                           --------   -------
Effect of exchange rate changes on cash.............................................................              6        13
                                                                                                           --------   -------
      Net increase (decrease) in cash and cash equivalents..........................................          3,572    (7,094)
Cash and cash equivalents at beginning of period....................................................          2,113     9,999
                                                                                                           --------   -------
Cash and cash equivalents at end of period..........................................................          5,685     2,905
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

2.   Earnings Per Share
     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share includes only outstanding shares of common stock while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for the three and nine months ended June 30, 1997 have been restated to conform to the requirements of SFAS No.
     128. There was no change in diluted earnings per share amounts compared to historical fully diluted amounts.

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

     On February 27, 1998, the Company acquired all of the common stock of Stingray Software, Inc. (Stingray) in exchange for 1.65 million shares of the Company's common stock in a transaction accounted for as a pooling of interests. Stingray is a privately held company that develops and distributes development tools for Windows programmers. The Company's consolidated financial statements have been restated for all periods presented to combine the financial position, results of operations and cash flows of Stingray with those of the Company. All share and per share information has been restated for the issuance of Rogue Wave Common shares in the merger.

4.   Recent Pronouncements
     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 supersedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997. Management does not believe that the adoption of SOP 97-2 will have a material effect on the Company's financial position or results of operations.

     In February 1998, the FASB issued SFAS 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information and changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The Company will adopt SFAS 132 in its fiscal year 1998. The Company does not expect this new pronouncement to have a significant impact on the financial statements.

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

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. This Statement is effective for the Company's fiscal year 2000 financial statements and initial application will be reported as a cumulative effect of a change in accounting principle. Management does not believe that the adoption of SOP 98-5 will have a material effect on the Company's financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that an entity recognize derivative instruments, including certain derivative instruments embedded in other contracts as either assets or liabilities and measure those instruments at fair value. This Statement is effective for the Company's fiscal year 2000 first quarter financial statements and restatement of prior years will not be required. The Company does not expect this new pronouncement to have a significant impact on the financial statements.

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

     The Company has experienced significant revenue growth over the last several years. During fiscal 1997, the Company's revenue grew primarily from the continued strong demand for C++ and Java-based software parts and tools and the establishment of a consulting group based in Boulder, Colorado. In addition, the Company's international revenue increased from 23% in fiscal 1997 to 32% during the nine months ended June 30, 1998 due to the increased revenue growth in the European sales channel from continued expansion of European operations.

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

     The Company markets its products primarily through its direct sales force, and to a lesser extent through the Internet and an indirect channel consisting of OEMs, VARs, dealers and distributors. The Company's direct sales force consist of an inside telesales group that focuses on smaller orders ($50,000 or less), and an outside sales force that focuses on larger site licenses. The Company makes all of its products available for sale and distribution over the Internet. Revenue through this channel has not been significant to date, and there can be no assurance that the Company will be successful in marketing its products through this channel.

     International revenue accounted for approximately 19%, 23% and 32% of total revenue in fiscal 1996, fiscal 1997, and the nine months ended June 30, 1998, respectively. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To date, other than revenue generated by the Company's European subsidiaries, the Company's international revenue has been denominated in United States dollars. The Company has entered into forward foreign exchange contracts to reduce the risk associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors-Risks Inherent in International Operations."

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

     In April 1997, the Company established a consulting group in Boulder, Colorado consisting of 15 employees. The addition of these employees has resulted in an increase in service and maintenance revenue and a corresponding increase in the cost of service and maintenance revenue. The gross margin associated with such consulting work has been and is expected to continue to be lower than the Company's historical gross margin on service and maintenance revenue. During the quarter ended March 31, 1998, the Company moved its administrative operations from its previous location in Corvallis, Oregon to Boulder, Colorado. The Company has incurred charges totaling approximately $500,000 during the nine months ended June 30, 1998 in connection with this move.

     In February 1998, the Company acquired all of the outstanding shares of Stingray Software, Inc. (Stingray) common stock in a business combination accounted for as a pooling of interests for approximately 1.65 million shares of Rogue Wave common stock. Stingray is a privately held company that develops and distributes development tools for Windows programmers. The merger added several new product lines to Rogue Wave's current slate of object-oriented C++ and Java TM class libraries and builders. Stingray offers an extensive line of add-on libraries that extend and enhance the Microsoft Foundation Classes (MFC), providing additional, prebuilt functionality for creating sophisticated GUI controls, grids, diagrams and charts. Stingray also offers ActiveX components, and several Java class libraries that will further strengthen Rogue Wave's offerings in the Java marketplace. The Company has incurred approximately $700,000 in merger related costs during the nine months ended June 30, 1998. The financial results for the quarter and nine months ended June 30, 1997 and 1998 include the accounts of the Company and Stingray.

  In June 1998, the Company implemented a reorganization and realignment with its product strategy. Cost saving actions were taken which resulted in the closing of its Mountain View, California and Charlotte, North Carolina development operations, trimming its domestic administration staff and began the
process of consolidating the Oregon operations into one facility.   In
connection with these actions, the Company incurred a $580,000 reorganization charge primarily consisting of severance and lease termination costs.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net revenues represented by certain line items in the Company's Consolidated Statements of Operations.

                                                                            A.  PERCENTAGE OF TOTAL NET REVENUES
                                                                          ----------------------------------------
                                                                                                   NINE MONTHS
                                                                           THREE MONTHS ENDED         ENDED
                                                                                JUNE 30,             JUNE 30,
                                                                          -------------------   --------------------
                                                                             1997       1998       1997       1998
                                                                          ----------  --------  ----------  --------
Revenue:
 License revenue........................................................         70%       66%         74%        65%
 Service and maintenance revenue........................................         30%       34%         26%        35%
                                                                               ----      ----        ----       ----
   Total revenue........................................................        100%      100%        100%       100%
                                                                               ----      ----        ----       ----
Cost of revenue:
 Cost of license revenue................................................          6%        6%          6%         5%
 Cost of service and maintenance revenue................................         10%       13%          9%        11%
                                                                               ----      ----        ----       ----
   Total cost of revenue................................................         16%       19%         15%        16%
                                                                               ----      ----        ----       ----
   Gross profit                                                                  84%       81%         85%        84%
                                                                               ----      ----        ----       ----
Operating expenses:
 Product development....................................................         21%       25%         24%        24%
 Sales and marketing....................................................         43%       46%         42%        44%
 General and administrative.............................................         10%       10%         12%        10%
 Merger, reorganization and relocation costs............................          0%        5%          0%         6%
                                                                               ----      ----        ----       ----
   Total operating expenses.............................................         74%       86%         78%        84%
                                                                               ----      ----        ----       ----
   Income (loss) from operations........................................         10%      (5)%          7%         0%
Other income, net.......................................................          5%        5%          4%         5%
                                                                               ----      ----        ----       ----
   Income before income taxes...........................................         15%        0%         11%         5%
Income tax expense......................................................          4%        0%          4%         1%
                                                                               ----      ----        ----       ----
   Net income...........................................................         11%        0%          7%         4%
                                                                               ====      ====        ====       ====


Revenue

     Total revenue for the three and nine months ended June 30, 1998 was $11.1 million and $32.3 million, respectively, versus $9.2 million and $23.1 million for the three and nine months ended June 30, 1997, representing an increase of 21% and 40%, respectively. License revenue for the three and nine months ended June 30, 1998 were $7.4 million and $20.9 million, respectively, versus $6.4 million and $17.0 million for the three and nine months ended June 30, 1997, representing an increase of 16% and 23%, respectively. License revenue increased primarily as a result of an increase in the number of licenses sold to existing and new customers, reflecting additional product offerings, an expanding market, increased market awareness, expansion of the Company's telesales and direct sales organization and increased international presence.

     Service and maintenance revenue for the three and nine months ended June 30, 1998 was $3.8 million and $11.4 million, respectively, versus $2.8 million and $6.1 million for the three and nine months ended June 30, 1997, representing an increase of 36% and 87%, respectively. The increase in service and maintenance revenue for the three month period was primarily attributable to increased sales volume of the Company's support and maintenance services related to the Company's larger installed base. The increase for the nine-month period was primarily attributable to increased sales volume of support and maintenance services as well as an increase in consulting revenue resulting from the establishment of the Company's consulting business group in Boulder, Colorado, in April 1997.

Cost of Revenue

     Cost of license revenue for the three and nine months ended June 30, 1998 were $639,000 and $1.7 million respectively versus $559,000 and $1.5 million for the three and nine months ended June 30, 1997, representing an increase of 14% and 13%, respectively. The increase in cost of license revenue for the three and nine month periods was due to the increase in license revenue for the same period. As a percentage of total revenue, cost of license revenue was relatively flat for the three and nine month periods.

     Cost of service and maintenance revenue for the three and nine months ended June 30, 1998 were $1.4 million and $3.6 million, respectively, versus $890,000 and $2.0 million for the three and nine months ended June 30, 1997 representing an increase of 57% and 80% respectively. As a percentage of total revenue, cost of service and maintenance revenue was 13% and 11% for the three and nine months ended June 30, 1998 versus 10% and 9% for the three and nine months ended June 30, 1997. The increase was primarily the result of the establishment of a consulting business group in April 1997.

Operating Expenses

     Product development expense for the three and nine months ended June 30, 1998 were $2.9 million and $7.7 million, respectively, versus $2.0 million and $5.5 million for the three and nine months ended June 30, 1997 representing an increase of 45% and 40%, respectively. As a percentage of total revenue product development expenses were 25% and 24% for the three and nine months ended June 30, 1998 versus 21% and 24% for the three and nine months ended June 30, 1997. The increase in product development expenses was primarily attributable to the hiring of additional product development personnel. The increase in product development expenses as a percentage of revenue was primarily due to the slower growth in revenue relative to the growth in development expense. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in absolute dollars through fiscal 1998 as the Company continues to increase its product development capacity, although the Company does not believe such expenses will increase as a percentage of total revenue.

     Sales and marketing expense for the three and nine months ended June 30, 1998 were $5.1 million and $14.3 million, respectively, versus $3.9 million and $9.8 million for the three and nine months ended June 30, 1997 representing an increase of 31% and 46%, respectively. As a percentage of total revenue, sales and marketing expenses were 46% and 44% for the three and nine months ended June 30, 1998 versus 43% and 42% for the three and nine months ended June 30, 1997. The increases were primarily due to continued investment in systems and personnel to expand the Company's sales channels and the addition of sales personnel through the acquisition of Precision during the second quarter of fiscal 1997. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue.

     General and administrative expense for the three and nine months ended June 30, 1998 were $1.1 million and $3.2 million, respectively, versus $906,000 and $2.7 million for the three and nine months ended June 30, 1997 representing an increase of 21% and 19%, respectively. The increase in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that during the near term its general and administrative expenses will continue to grow in absolute dollars as a result of additional anticipated expansion.

     Merger, reorganization and relocation costs for the three months and nine months ended June 30, 1998 were $580,000 and $1.8 million respectively. The Company implemented a reorganization and realignment with its product strategy during June 1998, which resulted in the closing of its Mountain View, California and Charlotte, North Carolina development operations. In connection with this restructuring, the Company incurred a $580,000 reorganization charge primarily
consisting of severance and lease termination costs.   During the three months
ended March 31, 1998, the Company incurred $1.2 million in merger and relocation costs associated with the business combination with Stingray and the move of the Company's administrative operations to Boulder, Colorado.

Other Income, Net

     Other income increased during the three and nine months ended June 30, 1998 versus the three and six months ended June 30, 1997 as a result of higher interest income due to a higher investment portfolio generated by cash from the Company's public offerings of common stock and operations.

Income Tax Expense

     The Company's effective tax rate for three and nine months ended June 30, 1998, was 35% and 27% respectively, compared to 30% and 35% for the three and nine months ended June 30, 1997, respectively. The effective rate for the quarter and nine months ended June 30, 1997 reflects the exclusion of earnings due to the Subchapter S status of Stingray. The effective rate for the nine months ended June 30, 1998 reflects three months of earnings excluded due to the Subchapter S status of Stingray. The Company anticipates its fiscal 1998 effective tax rate will be approximately 35% percent; however, this rate could change based on a change in the percentage of total revenue derived from international sources.

LIQUIDITY AND CAPITAL RESOURCES

     The decrease in cash flows from operations was due primarily to the decrease in net income and changes in working capital. The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. Short-term investments primarily consist of commercial paper with original maturities of 180 days or less which are held as securities available for sale. The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Risk Factors - Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results," and "-Future Acquisitions."

II.  FACTORS THAT MAY AFFECT FUTURE RESULTS


     In evaluating the Company's business, prospective investors should carefully consider the following factors in addition to the other information presented in this report.

     Uncertainty Of Future Operating Results; Fluctuations In Quarterly Operating Results. Future operating results will depend upon many factors, including the demand for the Company's products and services, the level of product and price competition, the length of the Company's sales cycle, the size and timing of individual license transactions, the delay or deferral of customer implementations, the budget cycles of the Company's customers, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements, the mix of products and services licensed or sold, levels of international sales, activities of and acquisitions by competitors, changes in pricing policy by the Company and its competitors, publication of opinions about the Company, its products and object-oriented technology by industry analysts, the hiring of new employees, changes in foreign currency exchange rates, product lifecycles and the ability of the Company to develop and market new products and control costs. The Company generally ships orders as received and as a result typically has little or no backlog. Quarterly revenue and operating results therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast. In addition, the Company has historically earned a substantial portion of its revenue in the last weeks, or even days, of each quarter. To the extent this trend continues, the failure to achieve such revenue during the last weeks of any given quarter will have a material adverse effect on the Company's business, financial condition and results of operations. The Company's financial results for the second fiscal quarter of 1998 were below the expectations of public market financial analysts. The primary factors leading to the lower than expected results were the delay of a number of large orders, several due to industry mergers, and lingering effects of the Company's sales force reorganization during the fall of 1997. After the Company's announcement of such financial results, the price of its Common Stock declined materially. Furthermore, due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

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

     Management Of Growth. The Company is experiencing a period of transition and aggressive product introductions that has placed, and may continue to place, a significant strain on its resources, including its personnel. Expansion of the Company's product lines, additional product development and product introductions, or acquisitions of other technologies or companies, when added to the day-to-day activities of the Company, will place a further strain on the Company's resources and personnel. In particular, the Company has acquired a European distributor with offices and personnel in several European countries and established a consulting group in Boulder, Colorado to help expand its ability to provide consulting services. In addition, the Company recently acquired Stingray Software, Inc. which develops and distributes development tools from their facilities in Morrisville, North Carolina. Such additions involve a number of risks, including risks related to the integration of new businesses or business units, the substantial management time devoted to such activities, the failure to achieve anticipated benefits, such as cost savings and increased revenue, and the difficulties of managing additional operations. The Company's acquisition of Inmark in October 1995 and Stingray in 1998 have resulted in the Company's product development team being distributed in four separate sites across the country. Managing this distribution requires a significant amount of attention from management, particularly the Vice President, Development and the Chief Technology Officer, to ensure that the Company's development efforts are timely, consistent and well integrated. The difficulty of managing this distribution contributed to the Company's decision to close two of the Company's four development sites. The closures resulted in one-time charges of approximately $580,000 and caused disruption to the Company's development efforts. Although the Company does not believe the costs or disruption created by the reorganization will have a material adverse effect on the Company, it required a significant amount of attention from senior management. In addition, the Company recently moved its administrative operations from Corvallis, Oregon to Boulder, Colorado. This move has resulted in the distribution of the Company's senior management team, which may make managing the Company's operations more difficult. In particular, managing this transition requires a significant amount of attention from management, particularly the Company's Chief Operating Officer and Chief Financial Officer, both of whom have relocated as part of the move.

     Furthermore, the Company believes that its ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and establishing and maintaining relationships with its outside sales representatives. Although the Company is currently investing, and plans to continue to invest, significant resources to expand its direct sales force and to develop distribution relationships with outside sales representatives, the Company has at times experienced and continues to experience difficulty in recruiting qualified sales personnel and in establishing necessary sales representative relationships. The Company believes that the hiring and retention of qualified individuals at all levels in the Company is essential to the Company's ability to manage growth successfully, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. If Company management is unable to effectively manage growth, the Company's business, financial condition and results of operations will be materially and adversely affected.

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

     Competition. The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for C++ software parts and programming tools and, to a lesser extent, at the emerging Java market. The Company's competitors offer a variety of products and services to address these markets. The Company believes that the principal competitive factors in this market are product quality, flexibility, performance, functionality and features, use of standards based technology, quality of support and service, company reputation and price. While price is less significant than other factors for corporate customers, price can be a significant factor for individual programmers. Direct competitors in the C++ market include Microsoft (with its Microsoft Foundation Classes, "MFC"), IBM, ILOG and several privately held companies. Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft may decide in the future to devote more resources to or broaden the functions of MFC in order to address and more effectively compete with the functionality of the Company's products. The Company faces direct competition in the Java market from Borland, JavaSoft (a business unit of Sun Microsystems), Microsoft, Sybase, Symantec and other companies for its current Java products and it expects to face significant competition in the future from such companies with respect to other Java products the Company may introduce. Software applications can also be developed using software parts and programming tools in environments other than C++ or Java. Indirect competitors with such offerings include Microsoft (with its ActiveX technology), Borland, Oracle, and Powersoft (a subsidiary of Sybase). Many of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and larger installed bases of customers than the Company. In addition, several database vendors, such as Informix, Oracle and Sybase are increasingly developing robust software parts for inclusion with their database products and may begin to compete with the Company in the future. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like the Company's current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than the Company. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company.

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

     Rapid Technological Change; Dependence On New Products. The market for software development tools is characterized by rapid technological advances, changes in customer requirements, and frequent new product introductions and enhancements. The Company must respond rapidly to developments related to hardware platforms, operating systems and applicable programming languages.
Such developments will require the Company to continue to make substantial product development investments. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenue.

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

     Risks of Future Acquisitions. In the second fiscal quarter of 1998, the Company completed a business combination with Stingray. Completing the acquisition and commencing the integration of the acquired business required significant attention from the Company's management and caused disruption to the Company's ongoing business. Management believes that such disruption had a material adverse effect on the Company's financial results for the second fiscal quarter of 1998. The Company frequently evaluates strategic opportunities available to it and may in the future pursue additional acquisitions of complementary technologies, products or businesses. Future acquisitions of complementary technologies, products or businesses by the Company will result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions by the Company may also result in dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. Failure of the Company to successfully manage future acquisitions may have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Of Expanding International Sales And Marketing. The Company opened its first international sales office in Germany in January 1996. In February 1997, the Company expanded its European operations by acquiring Precision. Precision is a distributor of the Company's software products in Germany, the United Kingdom, France and the Benelux countries. International revenue accounted for approximately 24% and 32% of the Company's total revenue in fiscal 1997 and the nine months ended June 30, 1998, respectively. As of June 30, 1998, the Company had 43 employees located outside of the United States. The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to do so in a timely manner, the Company's international revenue would be limited, and the Company's business, financial condition and results of operations would be materially and adversely affected.

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

     Dependence Upon Key Personnel. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The Company believes that the technological and creative skills of its personnel are essential to establishing and maintaining a leadership position, particularly in light of the fact that its intellectual property, once sold to the public market, is easily replicated. The loss of the services of one or more of the Company's executive officers or key technical personnel would have a material adverse effect on the Company's business, financial condition and results of operations. In particular, the services of Thomas Keffer and Michael Scally, the Company's President and Chief Executive Officer, and Chief Operating Officer, respectively, would be difficult to replace. The Company has key person life insurance policies in the amount of $1.0 million on each of Dr. Keffer and Mr. Scally. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. In the past, the Company has experienced some difficulty in attracting key personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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

     Uncertainty Of The Effects Of The Year 2000 On Computer Programs And Systems. Many currently installed computer systems and software programs were designed to use only a two-digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century.

     The Company is currently reviewing and testing all of its products for the
transition to the 21st century.   In addition the Company has developed and
circulated to its customers a standard for evaluating software reliability during the century transition and provides information on compliance with existing standards addressing the year 2000 problem.

     Three of the Company's products perform date and time manipulations; Tools.h++: Class RWDate, Tools.h++: Class RWTime, and DBTools.h++: RWDBDateTime. All three products will function properly during the century transition. However, the range of years that the current implementation of RWTime can store spans only 1901 to 2037. This upper limit is found on platforms that implement unsigned longs with 32 bits. A future release of Tools.h++ will include a 64-bit implementation of RWTime that will eliminate the year 2037.

     Although the Company's products have and are continuing to undergo normal quality testing procedures, there can be no assurance that these products contain all necessary date code changes. Any system malfunctions due to the onset of the year 2000 and any disputes with customers relating to year 2000 compliance, including licensees of non-compliant products that the Company is unable to locate, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company does, however, utilize some third-party vendor network equipment, telecommunication products and other products which may or may not be year 2000 compliant. The Company also relies, directly and indirectly, on external systems of customers, suppliers, creditors, financial organizations and governmental entities for accurate exchange of data. The Company is evaluating its information technology infrastructure for year 2000 compliance to determine what actions are required to make all internal systems year 2000 compliant and what actions are needed to mitigate vulnerability to problems related to enterprises with which the Company interacts.

     While the Company has not fully identified the impact of the year 2000 issue on its internal systems or whether any problems can be resolved without disrupting its business and incurring significant expense, the Company's current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on the Company's business, operating results or financial condition.

     There can be no assurance that the Company will not be affected by year 2000 disruption in the operation of the enterprises with which the Company interacts. Accordingly, year 2000 problems could have a material adverse effect upon the Company's business, operating results and financial condition.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company enters into foreign exchange forward contracts to hedge certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets, and liabilities that are denominated in currencies other than the U.S. dollar. These transactions are entered into to hedge purchases, sales, and other normal recurring transactions and accordingly are not speculative in nature. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative financial instruments. Market value gains and losses on such contracts that result from fluctuations in foreign exchange rates are recognized as offsets to the exchange gains or losses on the hedged transactions. By their nature, these transactions generally offset. The net gain or loss on such foreign currency contracts and underlying transactions was not material during the three and nine months ended June 30, 1998, however there can be no assurance that fluctuations in currency exchange rates in the future will not have a material adverse impact on international revenue and thus the Company's business, financial condition and results of operations. The Company had outstanding short-term forward exchange contracts to exchange German marks for U.S. dollars in the amount of $1.7 million at June 30, 1998.

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

     The Company has used $1,500,000 of the net proceeds from the offering in the acquisition of other businesses, $1,000,000 of the net proceeds from the offering for repayment of indebtedness and $23,072,863 of the net proceeds for working capital. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

Item 5.  -  OTHER INFORMATION

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between September 24, 1998 and October 24, 1998 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).


Item 6.  -  EXHIBITS AND REPORTS ON FORM 8-K

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

  10.4(1) Lease Agreement between Registrant and the State of Oregon, dated May 1, 1996.

  10.5(1) Lease Agreement between the Registrant and the Landmark, dated April 22, 1996.

  27.1   Financial Data Schedule for 9 months ended June 30, 1998.

  27.2   Restated Financial Data Schedules.

  27.3   Restated Financial Data Schedules.

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


Items 1, 3 and 4 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ROGUE WAVE SOFTWARE, INC.
                                         (Registrant)



Date:  August 12, 1998                   /S/ ROBERT M. HOLBURN, JR.
                                         --------------------------
                                         ROBERT M. HOLBURN, JR.
                                         CHIEF FINANCIAL OFFICER