Form 10-K
period 1998-09-30
ROGUE WAVE SOFTWARE INC /OR/
filed 1998-12-10
CIK 1023184

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the fiscal year ended September 30, 1998
                                      OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                       Commission file number:  0-28900

                           ROGUE WAVE SOFTWARE, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                    93-1064214
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

5500 Flatiron Parkway, Boulder, Colorado                   80301
(Address of principal executive offices)                (Zip code)

                                (303) 473-9118
             (Registrant's telephone number, including area code)

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

I.     YES    X       NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of October 31, 1998, there were 10,462,755 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $83,053,349 based upon the closing price of the Common Stock on October 31, 1998 on the NASDAQ National Market System. Shares of Common Stock held by each officer, director and holder of five percent or more of the Common Stock outstanding as of October 31, 1998 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for Registrant's 1998 Annual Meeting of Stockholders to be held January 21, 1999, are incorporated by reference in
Part III of this Form 10-K.

                                  FORM 10-K

                                    INDEX

PART I ......................................................................................  Page 2
Item 1.   Business ..........................................................................  Page 2
Item 2.   Properties ........................................................................  Page 16
Item 3.   Legal Proceedings .................................................................  Page 16
Item 4.   Submission of Matters to a Vote of Security Holders ...............................  Page 16

PART II .....................................................................................  Page 16
Item 5.   Market for the Registrant's Common Stock and Related Stockholder Matters ..........  Page 16
Item 6.   Selected Consolidated Financial Data ..............................................  Page 18
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations .....................................................................  Page 19
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ........................  Page 24
Item 8.   Consolidated Financial Statements and Supplementary Data ..........................  Page 24
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure ........................................................................  Page 24

PART III ....................................................................................  Page 25
Item 10.  Directors and Executive Officers of the Registrant ................................  Page 25
Item 11.  Executive Compensation ............................................................  Page 25
Item 12.  Security Ownership of Certain Beneficial Owners and Management ....................  Page 25
Item 13.  Certain Relationships and Related Transactions ....................................  Page 25

PART IV .....................................................................................  Page 25
Item 14.  Exhibits, Consolidated Financial Statements, Schedules, and Reports on Form 8-K ...  Page 25

SIGNATURES ..................................................................................  Page 26

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


GENERAL

     Rogue Wave is a leading provider of software solutions for creating and managing enterprise systems using object-oriented, component technology. The company offers software components for building distributed client-server, intranet and Internet applications which scale to the enterprise, honor legacy investments, and are highly customizable. The Company's products and Professional Services Group provide organizations worldwide with the business expertise and technology to build, manage and grow scalable enterprise-class systems.

     Rogue Wave's products are marketed to professional programmers in all industrial segments through multiple distribution channels. The Company's products are designed to enable customers to construct robust applications quickly, with higher quality, across multiple platforms, while reducing the complexity associated with the development process. The Company provides customers with proven object-oriented development technology so that they can better apply the principles of software reuse to their own software development efforts. Rogue Wave's products are designed to be general purpose in nature, supporting a broad range of development environments and methodologies.

INDUSTRY BACKGROUND

     Increasing Dependence on Software. Businesses are increasingly relying on information systems as a strategic resource and as a way of differentiating themselves from their competitors. A sophisticated enterprise-wide information system can allow a company to take advantage of new markets before a competitor, reduce operating expenses and increase ties with suppliers and customers. More specifically, Internet and Intranet technologies can be particularly effective in extending the information system outside the bounds of a company, creating even more opportunities. Of all the pieces that make up an information system, it is increasingly software that plays a critical role. Therefore, as businesses become more dependent on these information systems, they become more dependent on software.

     Need For Improved Software Development Technologies and Methods. Software development technologies and methods have not kept pace with the increasing reliance on software systems. In fact, the intricacies of modern software systems have tended to make the software development process longer, more complicated and increasingly error prone.

     Adoption of Object-Oriented Technologies. To address the difficulties of developing and maintaining complex software systems, organizations are increasingly adopting object-oriented technologies and development methodologies. Object-oriented programming allows software to be written in terms of objects (components) that are used as building blocks to model real-world components and systems. Objects are self-contained units that encapsulate a collection of data and related procedures. Although objects may be internally complex, they are designed to have simple interfaces that allow programmers to develop and change components independently without affecting other segments of the software system. The generalized, self-contained nature of well-designed objects allows them to be reused within a single software system and in subsequent applications. To a large extent, developing software applications then becomes a matter of assembling new and existing objects, rather than writing entire programs from scratch, resulting in significantly reduced development times and improved software quality. In addition, because the internal details of each object are relatively insulated from the rest of the system, objects can be tested, modified and maintained independently.

     Need for Robust Third-Party Software Solutions. While objects are easy to use once built, developing robust, well-designed objects can be extremely difficult and time consuming. Many technical details must be addressed, including support for various platforms, graphical user interfaces, databases and networking protocols. As a result, object-oriented software development can be improved significantly through the use of pre-built, industry-standard objects. Organizations seek to improve quality and time-to-market by purchasing pre-written objects from independent vendors to handle fundamental operations ranging from simple functions such as date handling to more complex functions such as network communications. Using off-the-shelf parts for such tasks allows programmers to focus on the core functionality of the systems they are developing. For example, using a standard object for database connectivity allows a programmer to develop an application without regard to the low-level details of programming to any particular database while allowing the freedom to switch between different database vendors. In addition, commercially available software objects typically are more thoroughly tested and provide more complete functionality than those developed in-house. The Company believes that the use of third-party software objects will enable organizations to develop robust software applications more rapidly, at lower cost and with more functionality than applications using only internally developed objects.

THE ROGUE WAVE SOLUTION AND STRATEGY

     The Company's products are used for building distributed applications that scale to the enterprise, honor legacy investments, and are highly customizable. Customers can produce and test fewer lines of original code, thereby accelerating project development time while increasing quality and reducing overall maintenance and support costs. In addition, Rogue Wave products foster increased development flexibility by supporting multiple platforms and operating systems. More specifically the Company's products and services provide customers with the following benefits:

     Distributed Applications. Programmers who are developing complicated large and distributed applications can use the Company's products to make each system of their application work in concert and seamless to the whole. The result is applications that are simpler and contain less untested code resulting in fewer bugs and higher quality.

     Scale to the enterprise. Customers who are working on large systems depend on scalability. Scalability and performance are great strengths of C++, and are the core part of the Company's product line. Rogue Wave's components and tools are designed to reduce overall maintenance and support costs over the life of an application. The use of the Company's products helps programmers develop flexible, modular applications that can be more easily updated, modified and refined.

     Honor Legacy Investments. The Company's components and tools can easily work with legacy systems, being all or part of the solution. This is a great strength of modular design, reverse engineering tools such as Visual CASE and DBFactory, as well as architectural approaches such as stateless design and functions. Rogue Wave honors legacy investments, not just systems. Part of a customer's legacy investment is the training and skills it has invested in its employees. Rogue Wave leverages that investment by using standard languages such as C++ and Java for all of its products

     Highly Customizable. Most of the Company's software parts have been written to allow programmers to "Build It Your Way." Customers can customize by substituting components or by subclassing. Most of the Company's products are cross-platform and the database products can be used with a wide variety of databases.

This flexibility allows programmers to develop applications with minimal regard to the environments in which they will be deployed. Businesses gain the ability to deploy software systems in a wide variety of environments with minimal redevelopment. Rogue Wave's products encapsulate fundamental operations within software components, allowing developers to focus on creating the critical business logic within applications rather than the arcane features of the environments in which they are developing.

     Rogue Wave has traditionally marketed its products to individual professional programmers. The Company intends to leverage its installed customer base of corporate programmers to promote its component architecture for the enterprise.


PRODUCTS

     Rogue Wave's products are designed to be used individually, with each other, or with other industry standard products. They fall into three different product groups: Cross-platform C++ development, Windows-specific development, and Java development.

Cross Platform C++ Development

Foundation Programming
----------------------

Cross platform foundations are constructed with Tools.h++, Tools.h++ Professional, Standard C++ Library, and Threads.h++.

 . Tools.h++ compliments the Standard C++ Library with an easy-to-use interface and contains 130 fundamental programming building blocks such as string, collection, date and time internationalization, and streaming classes.

 . Tools.h++Professional is an expanded tool set which includes network communication classes, thread-hot Internet classes, two solutions for Java/C++ interoperability, and CORBA streaming classes.

 .  Standard C++ Library is widely used and conforms to the ANSI/ISO standard.
   Standard C++ Library includes fundamental data structures, as well as string, numeric limits, complex, allocator, valarray, iostream and locale classes.

 . Threads.h++, which is built on top of the Tools.h++ foundation class library, is a C++ class library for developing multi-threaded applications.

Database Access
---------------

 . DBTools.h++, which is built on top of the Tools.h++ foundation class library, provides a common, object-oriented interface to relational databases. Applications can be written once to the DBTools.h++ API and then deployed to any of the supported databases, regardless of the differences in data structures and function calls between the different databases. DBTools.h++ provides native access to Informix, Microsoft SQL Server, Oracle and Sybase, plus general connectivity to these and other relational databases through the ODBC standard.

Analysis
--------

Rogue Wave's analysis tools consist of Analytics, Math.h++, Money.h++ and LAPACK.h++.

 . Analytics.h++ is a solution for development teams building custom, in-house applications that perform sophisticated data analysis. Example applications include decision support, data warehousing, datamining, financial risk management, electronic design automation and clinical trial testing.

 . Math.h++ is a C++ class library that combines power and ease of use in a set of classes designed to improve the performance and reliability of any code that manipulates arrays of numbers.

 . Money.h++ is a C++ class library for representing and manipulating exact decimal fractions, currency conversions and monetary representations.

 . LAPACK.h++ is a C++ class library that is designed to solve numerical linear algebra problems by managing the details of data representation, enabling the programmer to concentrate on application development.

Enterprise System Products
--------------------------

 . OS/390 Products provide the same reliability, portability, and scalability of several of the most popular Rogue Wave products for the OS/390 platform. Products included are Tools.h++, DBTools.h++, Threads.h++, and Money.h++.

 . DBToolsXA allows the programmer to develop applications that simultaneously access multiple, heterogeneous databases, and ensure data integrity at the same time. DBTools.h++ XA provides support for Encina TPM, providing cross-database recoverability and distributed transactions.

WINDOW-SPECIFIC DEVELOPMENT

VISUAL C++/MFC LIBRARIES
---------------------------

 .  Objective Toolkit is the de facto standard library used by Microsoft Visual
   C++ 6.0 developers. Objective Toolkit is a collection of MFC user interface extensions, with over 70 distinct features such as Office 97-style customizable toolbars and menu bars, masked and currency edit controls, word wrap and MDI alternatives.

 . Objective ToolkitPro includes Advanced Docking Window (ADW) architecture that supports the software development industry's first and only generic docking mechanism. ADW includes advanced features such as nested Docking Windows, container-independent docking, real-time Microsoft Office-style dragging, alternate docking layout logic, and fixed size dockable windows.

 . Objective Grid & Grid Lite are MFC tools with grid layout design capability, data source binding, and provides more that 200 built-in Excel-like formulas. Objective Grid Lite is geared for the beginning MFC developer or the developer concerned with the footprint impact of a class library.

 . Objective Diagram allows the developer to create drag-and-drop programs giving users the ability to add objects, create hierarchies, connections, and containers.

 . Objective Edit is an MFC extension embeddable source code editor. This full-featured editor provides automatic syntax highlighting and coloring, as well as a complete test-editing environment.

 . Objective Plug-in converts an MFC application to a Web browser plug-in and supports the document/view paradigm

 . Objective Chart is an extension allowing the developer to add charts to any CWnd-based class, including views, dialogs, and controls.

Modeling Tools
--------------

 . Visual Case uses UML (Unified Modeling Language) to let programmers see their code graphically and is the industry's only object-oriented design and modeling tool that is fully integrated with Microsoft's Visual C++ 6.0 IDE. Visual CASE enables Visual C++/MFC developers to design, develop, test and edit code for cutting-edge applications without ever having to leave the Visual C++ development environment.

Visual Basic/ActiveX Extensions
-------------------------------

 . Objective Grid CCE is a suite of Active X controls that makes use of automation objects to expose the functionality of Objective Grid/MFC.

 . Objective Toolkit/X makes use of the power of Objective Toolkit Pro for the Visual Basic programmer as an ActiveX control.

Visual J++/WFC Libraries
------------------------

 . Objective Toolkit for WFC is built on top of Microsoft's latest Java technology and provides a solid foundation for developing Windows applications with productivity of the Java language. Objective Toolkit for WFC provides developers with greater flexibility in manipulating data, while also greatly reducing the coding necessary for creating rich functionality in their WFC applications.

JAVA DEVELOPMENT

JavaBeans Components
-----------------------

 . BlendJ is a collection of more than 45 controls for Java developers with JFC and AWT support.

 . GridJ provides the many of the same features as Objective Grid to turn a Java grid into a fully functioning spreadsheet

 . ChartJ is used to incorporate customizable, dynamic charts in Java applications.

Java Classes
------------

 . DBToolsJ delivers database access and manipulation capabilities from an intuitive, pure Java API. It enhances JDBC, providing object-oriented, thread-safe, extensible classes that use SQL standards and relational constructs.

 . Jmoney is a Java class library for representing and manipulating exact decimal fractions, primarily for banking and other financial applications. It also includes algorithms for calculating amortization and other schedules.

CUSTOMERS

     The Company's products are used by programmers to develop software applications for organizations in a wide variety of industries. To date, the Company has sold over 100,000 end-user licenses to individual programmers and customers in industries such as telecommunications, computers and electronics, software and information systems, transportation, consulting services, financial services, and other industrial and consumer products companies.

SALES AND MARKETING

     The Company markets its software primarily through its direct sales organization and, to a lesser extent, through outside sales representatives and indirect channel partners. As of September 30, 1998, the Company's sales and marketing organization consisted of 116 individuals. The Company primarily sells perpetual use, non-exclusive licenses to use its products for an up front fee. The licenses generally include a 30-day right of return policy.

Telesales. As of September 30, 1998, the Company employed 57 domestic and international telesales representatives. The Company's telesales force targets individuals and small to medium sized groups of programmers. Sales through this channel are typically less than $50,000 per order and the sales cycle is generally less than two months. The Company maintains telesales operations in Colorado, North Carolina, Oregon, Germany, and the Netherlands.

Direct Field Sales. As of September 30, 1998, the Company employed four domestic direct field sales representatives supported by three technical sales representatives. The Company's domestic field sales force targets Fortune 1000 customers. The field sales force typically focuses enterprise-wide technology purchasers. The sales cycle for this "top down" approach typically ranges from two to six months. The Company maintains domestic direct sales offices or personnel in Colorado, Oregon, New York, and Virginia.

     The Company's international channel development efforts have initially focused on Europe. The Company established a German sales and support office in January 1996 and acquired PVI Precision Software, GmbH ("Precision"), a European distributor with offices in Germany, the United Kingdom, France and the Benelux countries, in February 1997. As of September 30, 1998, the Company's European sales, support and consulting organization consisted of 40 individuals. The Company maintains European sales and support offices in Germany, the United Kingdom, France, the Netherlands, and Italy.

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

STRATEGIC PARTNERSHIPS

     One of the goals of our partnership program is to ease the burden of integrating products from various vendors. To this end, we have established a partnership program to enhance and build upon relationships with complimentary technology providers. Many of these partners develop applications and tools that complement Rogue Wave technology, such as Iona, IBM, Rational, and Transarc. The Company's foundation products are bundled with many leading C++ compilers and distributed by major Original Equipment Manufacturers (OEM) including Hewlett-Packard, Microware, Siemens-Nixdorf, Silicon Graphics, Sun Microsystems, Object Design, Rational, SAS, and Fujitsu.

ADVERTISING

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

PRODUCT SUPPORT

     The Company believes that a high level of customer support is important to the successful marketing and sale of its products. As of September 30, 1998, there were 46 employees in the Company's product support group. The Company offers telephone, electronic mail, fax and Internet-based customer support through its support services staff. Initial product license fees include 30 days of customer support. The Company also offers annual maintenance agreements that include technical support and upgrades, and offers introductory and advanced classes and training programs.

PROFESSIONAL SERVICES

     In April 1997, the Company established a domestic consulting and training services group in Boulder, Colorado, to provide services to the Company's Fortune 1000 customers. As of September 30, 1998, there were 11 employees in the professional services group. The professional services group specializes in object-oriented programming in C++ and Java. The group helps customers assess needs and develop solutions, with a particular expertise in mixed language environments that use both C++ and Java.

PRODUCT DEVELOPMENT

     As of September 30, 1998, there were 78 employees on the Company's product development staff. The Company's product development expenditures in fiscal 1996, 1997 and 1998 were $5.8 million, $7.6 million, and $9.5 million, respectively, and represented 29.0%, 22.8%, and 21.5% of total revenue, respectively. The Company expects that it will continue to commit substantial resources to product development in the future. Although Rogue Wave has primarily developed products internally, it may, based on timing and cost considerations, acquire technologies or products from third parties.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. The nature of many of our products requires the release of the source code to all customers. As such, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

     Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (1) be time consuming to defend, (2) result in costly litigation, (3) divert management's attention and resources, (4) cause product shipment delays, and (5) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

COMPETITION

     Our products target the emerging market for C++, Visual C++/MFC, Visual Basic/ActiveX and Java software parts and programming tools. Direct competitors in the C++ market include Microsoft (with its Microsoft Foundation Classes, "MFC"), IBM, ILOG and several privately held companies. Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft may decide in the future to devote more resources to or broaden the functions of MFC in order to address and more effectively compete with the functionality of our products. We face direct competition in the Java market from Inprise, JavaSoft (a business unit of Sun Microsystems),

Microsoft, Sybase, Symantec and other companies for our Java products and expect to face significant competition in the future from such companies with respect to other Java products we may introduce.

     Software applications can also be developed using software parts and programming tools in environments other than C++ or Java. Indirect competitors with such offerings include Microsoft (with its ActiveX technology), Inprise, Oracle, and Powersoft (a subsidiary of Sybase). Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than we do. In addition, several database vendors, such as Informix, Oracle and Sybase are increasingly developing robust software parts for inclusion with their database products and may begin to compete with us in the future. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like our current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than we do. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than us.

     We also face competition from systems integrators and our customers' internal information technology departments. Many systems integrators possess industry specific expertise that may enable them to offer a single vendor solution more easily, and already have a reputation among potential customers for offering enterprise-wide solutions to software programming needs. Systems integrators may market competitive software products in the future.

     There are many factors that may increase competition in the market for object-oriented software parts and programming tools, including (1) entry of new competitors, (2) alliances among existing competitors and (3) consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially adversely affect our business, operating results and financial condition. If we cannot compete successfully against current and future competitors or overcome competitive pressures, our business, operating results and financial condition may be adversely affected.

EMPLOYEES

     As of September 30, 1998, the Company had a total of 292 employees, of which 252 were based in the United States and 40 were based in Europe. Of the total, 116 were in sales and marketing, 78 were in product development, 46 were in customer support, 11 were in consulting services, and 41 were in finance, administration and operations. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial personnel in the future. The Company has not experienced any work stoppages and considers relations with its employees to be good.

RISK FACTORS

     Uncertainty of Future Operating Results. Our future operating results are difficult to predict due to a variety of factors, many of which are outside of our control. These factors include:

 .  the demand for our products and services;

 .  the level of product and price competition;

 .  the size, type and timing of individual license transactions;

 .  the delay or deferral of customer implementations;

 . our success in expanding our direct sales force and indirect distribution channels;

 .  the timing of new product introductions and product enhancements;

 .  levels of international sales;

 .  changes in our pricing policy or that of our competitors;

 . publication of opinions about us, our products and object-oriented, component technology by industry analysts;

 .  our ability to retain key employees and hire new employees; and

 .  our ability to develop and market new products and control costs.

     One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock. For example, our financial results for the second fiscal quarter of 1998 were below the expectations of public market financial analysts. The primary factors leading to the lower than expected results were (1) the delay of a number of large orders, several due to industry mergers, and (2) the lingering effects of our sales force reorganization during the fall of 1997. After our announcement of such financial results, the price of our common stock declined materially.

     Fluctuations in Quarterly Operating Results. We generally ship orders as received and as a result typically have little or no backlog. The lack of significant backlog means that quarterly revenue and operating results depend substantially on the volume and timing of orders we receive during the quarter, which are difficult to forecast due to a number of reasons, many of which are outside our control. Such reasons include:

 .  lack of a reliable means to assess overall customer demand;

 . historically we have earned a substantial portion of our revenue in the last weeks, or even days, of each quarter;

 . larger customer orders are subject to long sales cycles and are frequently delayed; and

 . our service and maintenance revenue tends to fluctuate as consulting contracts are undertaken, renewed, completed or terminated.

     We base operating expenses on anticipated revenue trends and a high percentage of these expenses are relatively fixed. As a result, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter to quarter and could lead to significant losses. In addition, we contributed technology to and made an investment in HotData Inc. ("HotData") in order to develop technology relating to the collection and verification of data across the Internet. We account for HotData using the equity method of accounting. Accordingly, HotData's financial results affect our financial results, and fluctuations in their results will cause fluctuations in our operating results. As a result of these factors, operating results and growth rates for any particular quarter or other fiscal period may not be indicative of future operating results. Furthermore, fluctuations in our quarterly operating results will likely result in volatility in the price of our Common Stock in the future.

     Management of Growth. Our business has grown rapidly in the recent years. This growth has placed a significant strain on our management systems and resources. To manage future growth we must continue to (1) improve our financial and management controls, reporting systems and procedures on a timely basis and (2) expand, train and manage our employee work force. If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

     For example, the acquisition of Stingray Software, Inc. resulted in our product development team being distributed in four separate sites across the country. The difficulty of managing this distribution contributed to our decision during 1998 to close two of our four development sites. The closures resulted in one-time charges of approximately $580,000 and caused disruption to our development efforts. In addition, we recently moved our administrative operations from Corvallis, Oregon, to Boulder, Colorado. This move has resulted in the distribution of our senior management team, which may make managing our operations in the future more difficult.

     Dependence on Emerging Market for C++, Visual C++/MFC and Java. Our product lines are designed for use in object-oriented software application development, specifically the C++, Visual C++/MFC and Java programming languages. To date, a substantial majority of our revenue has been attributable to sales of products and related maintenance and consulting services related to C++ programming and development. We believe that while the market for object-oriented technology is growing, our growth depends upon broader market acceptance of object-oriented technology. Object-oriented programming languages are very complex and the number of software developers using them is relatively small compared to the number of developers using other software development technology. Our financial performance will depend in part upon continued growth in object-oriented technology and markets and the development of standards that our products address. There can be no assurance that the market will continue to grow or that we will be able to respond effectively to the evolving requirements of the market.

     We have also developed several products for use in the Java market. We have spent and will continue to devote resources to the development of new and enhanced products that address the Java market. There can be no assurance that we will be successful in marketing our Java products or that the market for Java products will grow. If the Java market fails to grow, or grows more slowly than we currently anticipate, our business could be adversely affected.

     Competition. Our products target the emerging market for C++, Visual C++/MFC, Visual Basic/ActiveX and Java software parts and programming tools. Direct competitors in the C++ market include Microsoft (with its Microsoft Foundation Classes, "MFC"), IBM, ILOG and several privately held companies. Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft may decide in the future to devote more resources to or broaden the functions of MFC in order to address and more effectively compete with the functionality of our products. We face direct competition in the Java market from Inprise, JavaSoft (a business unit of Sun Microsystems), Microsoft, Sybase, Symantec and other companies for our Java products and expect to face significant competition in the future from such companies with respect to other Java products we may introduce.

     Software applications can also be developed using software parts and programming tools in environments other than C++ or Java. Indirect competitors with such offerings include Microsoft (with its ActiveX technology), Inprise, Oracle, and Powersoft (a subsidiary of Sybase). Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than we do. In addition, several database vendors, such as Informix, Oracle and Sybase are increasingly developing robust software parts for inclusion with their database products and may begin to compete with us in the future. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like our current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than we do. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than us.

     We also face competition from systems integrators and our customers' internal information technology departments. Many systems integrators possess industry specific expertise that may enable them to offer a single vendor solution more easily, and already have a reputation among potential customers for offering enterprise-wide solutions to software programming needs. Systems integrators may market competitive software products in the future.

     There are many factors that may increase competition in the market for object-oriented software parts and programming tools, including (1) entry of new competitors, (2) alliances among existing competitors and (3) consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially adversely affect our business, operating results and financial condition. If we cannot compete successfully against current and future competitors or overcome competitive pressures, our business, operating results and financial condition may be adversely affected.

     Risk Associated with New Versions and New Products; Rapid Technological Change. The software market in which we compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs and (4) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

     Risks of Future Acquisitions. In the second fiscal quarter of 1998 we completed a business combination with Stingray Software, Inc. Completing the acquisition and commencing the integration of the acquired business required significant attention from our management and caused disruption to our ongoing business. We believe that such disruption had a material adverse effect on the Company's financial results for the second fiscal quarter of 1998.

     We frequently evaluate strategic opportunities available to us and may in the future pursue additional acquisitions of complementary technologies, products or businesses. Future acquisitions of complementary technologies, products or businesses will result in the diversion of management's attention from the day-to-day operations of our business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. Our failure to successfully manage future acquisitions may have a material adverse effect on our business and financial results.

     Risks Associated with International Operations. A significant portion of our revenues is derived from international sources. To service the needs of these companies, we must provide worldwide product support services. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

     Our international operations are subject to a variety of risks, including
(1) foreign currency fluctuations, (2) economic or political instability, (3) shipping delays and (4) various trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also have an adverse effect on our business, financial condition and results of operations. In situations where direct sales are denominated in foreign currency, any fluctuation in foreign currency or the exchange rate may adversely affect our business, financial condition and results of operations.

     Dependence Upon Key Personnel. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. We believe that the technological and creative skills of our personnel are essential to establishing and maintaining a leadership position, particularly in light of the fact that our intellectual property, once sold to the public market, is easily replicated. The loss of the services of one or more of our executive officers or key technical personnel would have a material adverse effect on our business. In particular, the services of Thomas Keffer and Michael Scally, the Company's Chairman of the Board, and President and Chief Executive Officer, respectively, would be difficult to replace. We have key person life insurance policies in the amount of $1.0 million each for Dr. Keffer and Mr. Scally.

     Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. In the past, we have experienced some difficulty in attracting key personnel. Competition for such personnel is intense, and there can be no assurance that we can retain key employees or that we can attract, assimilate or retain other highly qualified personnel in the future.

     Variability of Sales Cycles. We distribute our products through two different direct sales channels, a telesales force and a field sales force, each of which is subject to a variable sales cycle. Products sold by our telesales force may be sold after a single phone call or may require several weeks of education and negotiation before a sale is made. As such, the sales cycle associated with telesales typically ranges from a few days to two months. On the other hand, the purchase of products from our field sales force is often an enterprise-wide decision and may require the sales person to provide a significant level of education to prospective customers regarding the use and benefits of our products. For these and other reasons, the sales cycle associated with the sale of our products through our field sales force typically ranges from two to six months and is subject to a number of significant delays over which we have little or no control. As a result, quarterly revenue and operating results can be variable and are difficult to forecast, and we believe that period-to-period comparisons of quarterly revenue are not necessarily meaningful and should not be relied upon as an indicator of future revenue.

     Proprietary Rights, Risks of Infringement and Source Code Release. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. The nature of many of our products requires the release of the source code to all customers. As such, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

     Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (1) be time consuming to defend, (2) result in costly litigation, (3) divert management's attention and resources, (4) cause product shipment delays, and (5) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

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

     We are currently reviewing and testing all of our products for the transition to the 21st century. In addition we have developed and circulated to our customers a standard for evaluating software reliability during the century transition and provides information on compliance with existing standards addressing the year 2000 problem.

     Three of our products perform date and time manipulations; Tools.h++, Tools.h++ Professional, and DBTools.h++: Class RWDate, Class RWTime, and RWDBDateTime. All three products were designed to function properly during the century transition. However, the range of years that the current implementation of RWTime can store spans only 1901 to 2037. This upper limit is found on platforms that implement unsigned longs with 32 bits. A future release of Tools.h++ will include a 64-bit implementation of RWTime that will eliminate the year 2037 restriction.

     Although our products have and are continuing to undergo normal quality testing procedures, there can be no assurance that these products contain all necessary date code changes. Any system malfunctions due to the onset of the year 2000 and any disputes with customers relating to year 2000 compliance, including licensees of non-compliant products that we are unable to locate, could have a material adverse effect on our business.

     We do, however, utilize some third-party vendor network equipment, telecommunication products and other products that may or may not be year 2000 compliant. We also rely, directly and indirectly, on external systems of customers, suppliers, creditors, financial organizations and governmental entities for accurate exchange of data. We are evaluating our information technology infrastructure for year 2000 compliance to determine what actions are required to make all internal systems year 2000 compliant and what actions are needed to mitigate vulnerability to problems related to enterprises with which we interact.

     While we have not fully identified the impact of the year 2000 issue on our internal systems or our operations, we expect to complete our evaluation of the Year 2000 issue in March 1999. To date, amounts spent on the Year 2000 issue have been immaterial. In addition, our current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material adverse effect on our business or financial condition.

     There can be no assurance that we will not be affected by year 2000 disruption in the operation of the enterprises with which we interact. Accordingly, year 2000 problems could have a material adverse effect upon our business.

     Product Liability. Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions. A successful product liability claim brought against us could have a material adverse effect upon our business, operating results and financial condition.

     Risk Of Product Defects. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or "bugs," or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or require design modifications, either of which could lead to a loss in revenue. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Despite extensive testing by us and by current and potential customers, errors may be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, the payment of monetary damages, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect upon our business and results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages and positions as of October 31, 1998, are as follows:


            NAME                      AGE                         POSITION
            ----                      ---                         --------

Michael Scally.....................    47         President, Chief Executive Officer and Director
Robert M. Holburn, Jr..............    52         Vice President, Chief Financial Officer and Secretary
Rolf Doerr, Ph.D...................    48         Vice President, European Operations
Michael Ernst......................    40         Vice President, Professional Services and Support
Michael M. Foreman.................    47         Vice President, North American Sales
Allan Vermeulen, Ph.D..............    33         Vice President, Development
Gillian Webster....................    37         Vice President, Marketing
Mitchell Scot Wingo................    30         Vice President, Stingray Division

     Michael J. Scally, President and Chief Executive Officer, served as the Chief Operating Officer of the Company from June 1996 until October 1998, and was appointed to the Board of Directors October 1997. From May 1994 until June 1996, he served as Vice President, National Telesales of Intersolv, a software company. From November 1988 until April 1994, he was the Vice President, General Manager of Carnegie Group Inc., a computer consulting company. Mr. Scally received his B.S. from Michigan Technological University.

     Robert M. Holburn, Jr., the Chief Financial Officer and Secretary of the Company, has been with the Company since October 1994. Between March 1994 and October 1994, he served as the Chief Financial Officer for MacSema, Inc., a manufacturer of electronic data storage systems. From August 1993 until March 1994, he served as an independent financial consultant. From August 1992 until August 1993, he served as the Chief Financial Officer for Pacific Coast Technologies, an electronics company. From 1987 until August 1992, Mr. Holburn served as Vice President of Administration, Chief Financial Officer and Secretary of Advanced Power Technology, a semiconductor manufacturer. Prior to 1987, he was employed for 13 years with Texas Instruments, Inc., an electronics company, where he last served as Controller for its worldwide MOS memory operations. Mr. Holburn received his MBA from the College of William and Mary and his B.S. from the University of Rhode Island.

     Rolf Doerr, Ph.D., Vice President of European Operations, has been with the company since February 1997. Between August 1992 and February 1997 he served as President-Owner of Precision Software, a European-wide distributor of C and C++ development tools. From October 1984 until August 1992 he served as Vice President of Precision Visuals, Inc., a Boulder, Colorado, based computer graphics software company. During 1989 and 1991 Mr. Doerr attended the Owners/Presidents Program at the Harvard Business School. Prior to October 1984 he served as Sales and Marketing Manager of Applicon GmbH, a leading vendor in the CAD/CAM environment. Mr. Doerr received his Ph.D. in Physical Chemistry and his B.S. in Nuclear Physics, both from the University of Frankfurt

     Michael Ernst, Vice President of Professional Services and Support, has been with the company since April 1997. Prior to Rogue Wave Software, Mr. Ernst was President of XVT Software, an object-oriented software development company, from September 1996 to April 1997. While at XVT Software, Mr. Ernst held various management and engineering positions from March 1992 to September 1996. Mr. Ernst received his B.A. in Computer Science from the University of Colorado, and an Associate Degree in Electronics Engineering from Ohio Institute of Technology.

     Michael M. Foreman, Vice President of North American Sales, has been with the company since January 1995. Prior to his position as VP of North American Sales, Mr. Foreman served as VP of North American Field Sales. Prior to Rogue Wave, Mr. Foreman served as Vice President of Sales, North America for Acxiom Corporation, a leading database and direct marketing services corporation, from 1986 to 1992 and then held a senior sales position with Information Resources just prior to joining Rogue Wave. Mr. Foreman also worked for IBM and held various sales, sales management and marketing positions. Mr. Foreman received his B.S./B.A. from the University of Northern Colorado.

     Allan Vermeulen, Ph.D., Vice President of Development, has been with the company since January 1993. For the past two years, Mr. Vermeulen has served as Chief Technology Officer. Prior to working for Rogue Wave, Mr. Vermeulen was a consultant on object-oriented technology to the financial industry. Mr. Vermeulen holds a Ph.D. in Systems Design Engineering from the University of Waterloo in Waterloo, Canada.

     Gillian Webster, Vice President of Marketing, has been with the company since July 1998. Prior to Rogue Wave Software, she served as Director of Product Marketing and Management for Inprise (formerly Borland) from 1993 to 1995 and again from 1997 to 1998. Gillian also served as Director of Marketing at Sagent Technology, Inc., a data warehousing startup from 1995 to 1997. Previously, Ms. Webster held senior marketing, sales and product development positions with Viewstar Corporation, Wang Laboratories and British Olivetti. Ms. Webster received her B.A. from London University.

     Mitchell Scot Wingo, Vice President, Stingray Division, has been with the company since February 1998 when Rogue Wave acquired Stingray Software. Mr. Wingo is the co-founder of Stingray Software and from June 1995 to February 1998 served as its President and Chief Financial Officer. Prior to working for Rogue Wave, Mr. Wingo was the Engineering Manager at Bristol Technology, a provider of cross-platform development solutions, from January 1991 to January 1995. Mr. Wingo has a Computer Engineering degree from the University of South Carolina and a Masters degree from North Carolina State University.

ITEM 2.   PROPERTIES

     The Company's principal domestic administrative, sales, marketing, support, consulting and product development offices are located in facilities consisting of approximately 37,000 square feet in Boulder, Colorado; 29,000 square feet in Corvallis, Oregon; and 16,000 square feet in Raleigh, North Carolina. The leases on the Boulder, Corvallis, and Raleigh facilities expire on various dates from 1999 through 2005. The Company currently leases other domestic sales, development, and support offices in New York and Virginia. The Company also rents space on a month-to-month basis for its international offices in Europe.
Note 4 of Notes to Consolidated Financial Statements describes the amount of the Company's lease obligations. The Company believes that these facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.


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

                                                     HIGH          LOW
                                                    ------        ------
YEAR ENDED SEPTEMBER 30, 1998

  1st Quarter.....................................  $14.88        $10.16
  2nd Quarter.....................................   16.88          8.43
  3rd Quarter.....................................   15.50          7.38
  4th Quarter.....................................   10.63          5.00

     As of October 31, 1998, there were approximately 124 stockholders of record (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 4,000 beneficial holders of the Company's Common Stock.

DIVIDEND POLICY

     In December 1996 and 1997, Stingray, as a Subchapter S Corporation, declared and paid a cash dividend in the aggregate amount of $36,000 and $426,000 respectively. The Company has not historically paid cash dividends and currently intends to retain any future earnings for use in its business for the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                                     ------------------------
                                                                        1994        1995         1996         1997        1998
                                                                        ----        ----         ----         ----        ----
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
 License revenue................................................      $6,652     $10,417      $15,968      $24,096     $28,663
 Service and maintenance revenue................................         557       1,520        3,916        9,313      15,776
                                                                      ------     -------      -------      -------     -------
   Total revenue................................................       7,209      11,937       19,884       33,409      44,439
                                                                      ------     -------      -------      -------     -------
Cost of revenue:
 Cost of license revenue........................................         693       1,048        1,390        1,973       2,377
 Cost of service and maintenance revenue........................         331       1,123        1,663        2,963       4,920
                                                                      ------     -------      -------      -------     -------
   Total cost of revenue........................................       1,024       2,171        3,053        4,936       7,297
                                                                      ------     -------      -------      -------     -------
   Gross profit.................................................       6,185       9,766       16,831       28,473      37,142
                                                                      ------     -------      -------      -------     -------
Operating expenses:
 Product development............................................       2,109       3,207        5,766        7,619       9,532
 Sales and marketing............................................       2,652       4,880        8,367       14,338      19,313
 General and administrative.....................................         780       1,487        2,277        3,620       4,164
 Merger, reorganization and relocation costs....................          --          --           --           --       1,789
                                                                      ------     -------      -------      -------     -------
   Total operating expenses.....................................       5,541       9,574       16,410       25,577      34,798
                                                                      ------     -------      -------      -------     -------
   Income from operations.......................................         644         192          421        2,896       2,344
Other income (expense), net.....................................           4         (10)          94        1,396         794
                                                                      ------     -------      -------      -------     -------
   Income before income taxes...................................         648         182          515        4,292       3,138
Income tax expense (benefit)....................................          80         106          (24)       1,459         961
                                                                      ------     -------      -------      -------     -------
   Net income...................................................      $  568     $    76      $   539      $ 2,833     $ 2,177
                                                                      ======     =======      =======      =======     =======

Pro Forma net income data(1):
 Income before income taxes.....................................      $  648     $   182      $   515      $ 4,292     $ 3,138
 Pro forma income tax expense...................................         142         105          147        1,471       1,098
                                                                      ------     -------      -------      -------     -------
   Pro forma net income.........................................      $  506     $    77      $   368      $ 2,821     $ 2,040
                                                                      ======     =======      =======      =======     =======

 Pro forma basic earnings per share.............................      $ 0.15     $  0.02      $  0.07      $  0.32     $  0.20
                                                                      ======     =======      =======      =======     =======
 Pro forma diluted earnings per share...........................      $ 0.12     $  0.02      $  0.05      $  0.27     $  0.19
                                                                      ======     =======      =======      =======     =======

Basic EPS.......................................................      $ 0.17     $  0.02      $  0.11      $  0.32     $  0.21
                                                                      ======     =======      =======      =======     =======
Diluted EPS.....................................................      $ 0.14     $  0.02      $  0.07      $  0.27     $  0.20
                                                                      ======     =======      =======      =======     =======
Basic shares outstanding........................................       3,363       4,129        5,077        8,807      10,209
Diluted shares outstanding......................................       4,154       4,941        7,593       10,419      10,670


                                                                                              SEPTEMBER 30,
                                                                                              -------------
                                                                        1994        1995         1996         1997        1998
                                                                        ----        ----         ----         ----        ----
                                                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments...............      $  609      $1,010      $ 2,113      $35,737     $35,264
Total assets....................................................       3,301       4,758       10,722       50,018      54,527
Long-term obligations, less current portion.....................         166         230          322          351          --
Mandatorily redeemable preferred stock..........................         941       1,140        4,664           --          --
Total stockholders' equity......................................         536         619        1,184       39,920      42,905

-------------------------------------------------------------------------------
(1) The Company was a Subchapter S corporation until June 30, 1994, and accordingly not subject to federal and state income taxes during the year 1994. Stingray was a Subchapter S corporation since inception (July 10,
     1995) until December 31, 1997 and accordingly not subject to federal and state income taxes during the years 1995, 1996, 1997, and 1998. Pro forma net income reflects federal and state income taxes as if the Company and Stingray had been a C corporation, based on effective tax rates during the periods indicated.

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


OVERVIEW

     Rogue Wave was founded in 1989 to provide reusable software parts for the development of object-oriented software applications. The Company operated as a Subchapter S corporation until June 1994. In October 1995, Rogue Wave merged with Inmark Development Corporation ("Inmark"), a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. In February 1998, the Company merged with Stingray Software, Inc. ("Stingray"), a privately held corporation specializing in the development and distribution of object-oriented development tools for Windows programmers and is a leading provider of Visual C++ class libraries. Both transactions were accounted for as a pooling-of-interests business combination. See Note 2 of Notes to Consolidated Financial Statements.

     To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is recognized upon execution of a license agreement and shipment of the product if no significant contractual obligations remain and collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Service and maintenance revenue consists of fees that are charged separately from the product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically 12 months. Service revenue consists of training and consulting services and is recognized upon completion of the related activity. The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statements of Position 91-1, 97-2 and 98-4, relating to Software Revenue Recognition. See Note 1 of Notes to Consolidated Financial Statements.

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

     International revenue accounted for approximately 21%, 24% and 28% of total revenue in fiscal 1996, 1997 and 1998, respectively. In January 1996, the Company established a wholly owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To date, other than revenue generated by the Company's European subsidiaries, the Company's international revenue has been denominated in United States dollars. The Company may enter into forward foreign exchange contracts to reduce the risk associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors - Risks Inherent in International Operations."

     The Company acquired a controlling interest in HotData Inc. ("HotData") for $1.3 million on October 1, 1997. HotData began operations during 1997 and has developed technology relating to the collection and verification of data across the Internet. On September 1, 1998, HotData issued common stock to additional investors thereby reducing the Company's percentage ownership from 78% to 42%. The HotData investment has been accounted for using the equity method of accounting for fiscal 1998.

     In April 1997, the Company established a consulting group in Boulder, Colorado consisting of 15 employees. The addition of these employees has resulted in an increase in service and maintenance revenue and a corresponding increase in the cost of service and maintenance revenue. The gross margin associated with such consulting work has been and is expected to continue to be lower than the Company's historical gross margin on service and maintenance revenue. The Company moved its administrative operations from its previous location in Corvallis, Oregon, to Boulder, Colorado, during fiscal 1998. The Company incurred charges totaling approximately $500,000 during fiscal 1998 in connection with this move.

     In February 1998, the Company acquired all of the outstanding shares of Stingray common stock in a business combination accounted for as a pooling of interests for approximately 1.65 million shares of Rogue Wave common stock. Stingray is a privately held company that develops and distributes development tools for Windows programmers. The merger added several new product lines to Rogue Wave's current slate of object-oriented C++ and Java TM class libraries and builders. Stingray offers an extensive line of add-on libraries that extend and enhance the Microsoft Foundation Classes (MFC), providing additional, prebuilt functionality for creating sophisticated GUI controls, grids, diagrams and charts. Stingray also offers ActiveX components, and several Java class libraries that will further strengthen Rogue Wave's offerings in the Java marketplace. The Company incurred approximately $700,000 in merger related costs during fiscal 1998. The financial results for all periods presented include the accounts of the Company and Stingray.

     In June 1998, the Company implemented a reorganization and realignment of its product strategy. Cost saving actions were taken which resulted in the closing of its Mountain View, California, and Charlotte, North Carolina, development operations, reducing its domestic administration staff and began the process of consolidating the Oregon operations into one facility. In connection with these actions, the Company incurred a $589,000 reorganization charge primarily consisting of severance and lease termination costs.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data expressed as a percentage of total revenue for each period indicated:

                                                                                                 YEAR ENDED SEPTEMBER 30,
                                                                                                 ------------------------
                                                                                          1996             1997             1998
                                                                                          ----             ----             ----
     STATEMENTS OF OPERATIONS:
     Revenue:
      License revenue.........................................................            80.3%            72.1%            64.5%
      Service and maintenance revenue.........................................            19.7             27.9             35.5
                                                                                         -----            -----            -----
       Total revenue..........................................................           100.0            100.0            100.0
     Cost of revenue:
      Cost of license revenue.................................................             7.0              5.9              5.4
      Cost of service and maintenance revenue.................................             8.4              8.9             11.1
                                                                                         -----            -----            -----
       Total cost of revenue..................................................            15.4             14.8             16.5
                                                                                         -----            -----            -----
       Gross profit...........................................................            84.6             85.2             83.5
     Operating expenses:
      Product development.....................................................            29.0             22.8             21.4
      Sales and marketing.....................................................            42.1             42.9             43.4
      General and administrative..............................................            11.4             10.8              9.4
      Merger, reorganization and relocation costs.............................              --               --              4.0
                                                                                         -----            -----            -----
       Total operating expenses...............................................            82.5             76.5             78.2
                                                                                         -----            -----            -----
       Income from operations.................................................             2.1              8.7              5.3
     Other income, net........................................................             0.5              4.2              1.8
                                                                                         -----            -----            -----
       Income before income taxes.............................................             2.6             12.9              7.1
     Income tax expense (benefit).............................................            (0.1)             4.4              2.2
                                                                                         -----            -----            -----
       Net income.............................................................             2.7%             8.5%             4.9%
                                                                                         =====            =====            =====

Revenue. The Company's total revenue increased 32.9% to $44.4 million in fiscal 1998 from $33.4 million in fiscal 1997. Total revenue in fiscal 1997 increased 68.2% from $19.9 million in fiscal 1996. License revenue increased 19.0% to $28.7 million in 1998 from $24.1 million in fiscal 1997. License revenue in fiscal 1997 increased 50.9% from $16.0 million in fiscal 1996. License revenue increased primarily as a result of an increase in the number of licenses sold to existing and new customers, reflecting additional product offerings, an expanding market, increased market awareness and expansion of the Company's telesales and international sales organizations.

     Service and maintenance revenue increased 69.4% to $15.8 million in fiscal 1998 from $9.3 million in fiscal 1997. Service and maintenance revenue in fiscal 1997 increased 137.8% from $3.9 million in fiscal 1996. These increases in service and maintenance revenue were primarily attributable to increased sales volume of the Company's support and maintenance services related to the Company's larger installed base, as well as an increase in consulting revenue resulting from the establishment of the Company's consulting business group in Boulder, Colorado, in April 1997.

Cost of Revenue. Cost of license revenue consists primarily of amortization of purchased software, materials, packaging and freight expenses. Cost of license revenue was $1.4 million, $2.0 million and $2.4 million in fiscal 1996, 1997 and 1998, respectively, representing 8.7%, 8.2%, and 8.3% of the license revenue for the respective periods. The period to period dollar increases in cost of license revenue were primarily the result of an increase in the number of licenses sold. Fluctuations in cost of license revenue as a percentage of total license revenue are primarily the result of varying levels of royalties paid, changes in product mix and the timing of large site license sales.

     Cost of service and maintenance revenue consists primarily of personnel-related and facilities costs incurred in providing customer support and training services, as well as third-party costs incurred in providing training services. Cost of service and maintenance revenue was $1.7 million, $3.0 million and $4.9 million in fiscal 1996, 1997 and 1998, respectively, representing 42.5%, 31.8% and 31.2% of the service and maintenance revenue for each respective period. The period to period dollar increases in cost of service and maintenance revenue were primarily the result of expenses associated with the development of training programs, utilization of training and mentoring consultants, additional product support personnel and the timing of product upgrades. The higher percentages of cost of service and maintenance revenue as a percentage of service and maintenance revenue for fiscal 1996 reflect the fact that the increase in such costs occurred prior to an anticipated increase in demand.
The decreases as a percentage of service and maintenance revenue for fiscal
1997 and 1998 were primarily the result of the increase in service and maintenance revenue. The increases in cost of service and maintenance revenue as a percentage of total cost of revenue during the respective periods reflect the fact that license revenue grew at a lower percentage rate than did service and maintenance revenue during such periods, and the gross profit margin on service and maintenance revenue is lower than the gross profit margin on license revenue.

Product Development. Product development expenses consist primarily of personnel related expenses. Product development expenses were $5.8 million, $7.6 million and $9.5 million in fiscal 1996, 1997 and 1998, respectively. As a percentage of total revenue, product development expenses were 29.0%, 22.8% and 21.4% in each respective period. The increases in product development expenses were primarily attributable to the hiring of additional product development personnel. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount for fiscal 1999 as the Company continues to increase its product development capacity, although the Company does not believe such expenses will increase as a percentage of total revenue. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, and travel, entertainment and promotional expenses. Sales and marketing expenses were $8.4 million, $14.3 million and $19.3 million in fiscal 1996, 1997 and 1998, respectively. As a percentage of total revenue, sales and marketing expenses were 42.1%, 42.9% and 43.4% in each respective period. The increase in sales and marketing expenses reflects the hiring of additional sales and marketing personnel and related costs, as well as increased costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will increase in dollar amount for fiscal 1998 as the Company continues to hire additional sales and marketing personnel and increase promotional activities. The Company does not expect sales and marketing expenses to change as a percentage of total revenue in fiscal 1999.

General and Administrative. General and administrative expenses were $2.3 million, $3.6 million and $4.2 million in fiscal 1996, 1997 and 1998, respectively. As a percentage of total revenue, general and administrative expenses were 11.4%, 10.8% and 9.4% in each respective period. The increases in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that its general and administrative expenses will increase in dollar amount for fiscal 1999 as a result of an anticipated expansion of the Company's administrative staff required to support its growing operations and as a result of an increase in expenses associated with being a public company. The Company does not expect general and administrative expenses to change as a percentage of total revenue in fiscal 1999.

Other Income (Expense), Net. Other income (expense), net consists of interest income earned on the Company's cash, cash equivalents and short-term investments, net of interest expense and $1.1 million in equity losses from the investment in HotData.

Income Tax Expense (Benefit). The Company's effective tax rates were (4.7%), 34.0%, and 30.6% for fiscal 1996, 1997, and 1998. The effective rates for these periods are impacted by the exclusion of earnings due to the Subchapter S status of Stingray. Effective January 1998, Stingray became a C Corporation for tax purposes. The tax rate for 1996 reflects the use of an Inmark net operating loss carryforward and exclusion of Stingray earnings for tax purposes. The increase in the tax rate for 1997 is primarily due to immaterial Stingray net income. The decrease in the tax rate for 1998 is primarily attributable to an increase in Stingray's Subchapter S net income.

     As of September 30, 1998, the Company had net operating loss carryforwards for federal and foreign income tax purposes of $199,000 and $999,000, respectively. The federal losses expire 2007 to 2010 and are limited as a result of the merger with Inmark,. Utilization of the acquired foreign net operating loss carryforwards will first be offset against goodwill associated with the acquisition of Precision before being recorded as a tax benefit.

     Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon management's estimates the Company has provided a valuation allowance against certain deferred tax assets. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 6 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had cash, cash equivalents and short-term investments of $35.3 million. Net cash provided by operating activities was $2.5 million for the period ending September 30, 1998 and was composed primarily of net income that was increased by non-cash charges for depreciation and amortization, plus increases in accounts payable and accrued expenses, and deferred revenue offset by an increase in accounts receivable and other noncurrent assets. Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts, which revenue is deferred and recognized ratably over the term of such contracts and for the unrecognized portion of revenue associated with product license subscription contracts. See Note 1 of Notes to Consolidated Financial Statements.

     The Company's investing activities consisted primarily of purchases of equipment including those under capital leases and purchases and maturities of short-term investments, which totaled $2.5 million, $29.4 million and $1.3 million in fiscal 1996, 1997, and 1998. During fiscal 1997, the Company purchased Precision for $900,000 in cash and a $1.0 million note payable (see
Note 2 of Notes to Consolidated Financial Statements). The Company's investment activity also included the purchase and sale of short-term investments, which provided cash of $4.5 million in fiscal 1998.

     Financing activities generated $65,000 for fiscal 1998 primarily consisting of proceeds from stock option exercises and purchases of shares under the Company's Employee Stock purchase Plan. In fiscal 1997, financing activities generated $29.7 million, of which approximately $25.4 million was by an initial public offering of the Company's Common Stock on November 21, 1996 and $3.9 million was generated by the public offering of the Company's Common Stock on August 21, 1997. In fiscal 1996, financing activities generated $3.3 million, of which $3.5 million was generated by the issuance of mandatorily redeemable preferred stock.

     The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Risk Factors - Future Acquisition."

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company adopted SFAS 130 during fiscal year 1998 and restated all presented prior periods. The adoption of this Statement did not have a significant impact on the financial statements.

     In June 1997, the FASB issued SFAS 131, Disclosure about Segments of an Enterprise and Related Information. In February 1998, the FASB issued SFAS 132, Employer's Disclosures about Pensions and Other

Postretirement Benefits. In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. These new Statements are required to be adopted by the Company during fiscal year 1999, 1999, and 2000 respectively. The Company does not expect these new pronouncements to have a significant impact on the financial statements.

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 supersedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997. Management does not believe that the adoption of SOP 97-2 in fiscal 1999 will have a material effect on the Company's financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on short-term investments and foreign currency exchange rate fluctuations.

     As of September 30, 1998, short-term investments of $25.7 million were held available for sale with acquired maturities of less than 180 days. Short-term investments consist primarily of high credit and highly liquid corporate commercial paper. A substantial reduction in overall interest rates would not have a material affect on the financial position of the Company.

     Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the German mark. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at September 30, 1998, movements in foreign currency rates would not materially affect the financial position of the Company. As of September 30, 1998, the Company had outstanding short-term forward exchange contracts to exchange German marks for U.S. dollars in the amount of $1.6 million.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the financial statements and supplementary financial information, which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be January 21, 1999 (the "1998 Proxy Statement") and is incorporated herein by reference. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

     Information regarding Registrant's executive officers is set forth in this Form 10-K in Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the information set forth under the caption "Compensation of Executive Officers" in the Registrant's 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the information set forth under the caption "Certain Transactions" in the Registrant's 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATD FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         (1)  Index To Consolidated Financial Statements                                     Page
                                                                                             ----
              Report of KPMG Peat Marwick LLP ............................................    F-1
              Consolidated Balance Sheets ................................................    F-2
              Consolidated Statements of Operations ......................................    F-3
              Consolidated Statements of Stockholders' Equity ............................    F-4
              Consolidated Statements of Cash Flows ......................................    F-5
              Notes to Consolidated Financial Statements .................................    F-6

         (2)  Report of KPMG Peat Marwick LLP on Schedule ................................    S-1
              Schedule II -- Valuation and Qualifying Accounts ...........................    S-2

(b)  REPORTS ON FORM 8-K

     (1) Current Report on form 8-K dated July 21, 1998, and filed with the Securities and Exchange Commission on July 30, 1998, relating to the Company's press release of financial results for the quarter and nine months ended June 30, 1998.

(c)  SEE EXHIBITS LISTED UNDER ITEM 14(a)3.

(d)  THE FINANCIAL STATEMENT SCHEDULES REQUIRED BY THIS ITEM ARE LISTED UNDER
     ITEM 14(a) 2.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ROGUE WAVE SOFTWARE, INC.


Date: December 3, 1998                 /s/ Michael Scally
                                       ------------------
                                       Michael Scally
                                       President


KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Scally and Robert M. Holburn, Jr., and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       SIGNATURE                                        TITLE                                       DATE
       ---------                                        -----                                       ----
  /s/ Thomas Keffer              Chairman of the Board                                         December 3, 1998
  -----------------
  Thomas Keffer


  /s/ Michael Scally             President, Chief Executive Officer and Director               December 3, 1998
  ------------------             (Principal Executive Officer)
  Michael Scally


  /s/ Robert M. Holburn, Jr.     Vice President, Chief Executive Officer and Secretary         December 3, 1998
  --------------------------     (Principal Financial and Accounting Officer)
  Robert M. Holburn, Jr.


  /s/ Thomas M. Atwood           Director                                                      December 3, 1998
  --------------------
  Thomas M. Atwood


  /s/ Louis C. Cole              Director                                                      December 3, 1998
  -----------------
  Louis C. Cole


  /s/ Richard P. Magnuson        Director                                                      December 3, 1998
  -----------------------
  Richard P. Magnuson


  /s/ Thomas H. Peterson         Director                                                      December 3, 1998
  ----------------------
  Thomas H. Peterson

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Rogue Wave Software, Inc.:

     We have audited the accompanying consolidated balance sheets of Rogue Wave Software, Inc. and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rogue Wave Software, Inc. and subsidiaries as of September 30, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles.



                                       KPMG PEAT MARWICK LLP

Boulder, Colorado
October 21, 1998

                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        SEPTEMBER 30,
                                                     -------------------
                                                     1997(1)       1998
                                                     -------     -------
  ASSETS

Current assets:
  Cash and cash equivalents........................  $ 9,999     $13,981
  Short-term investments available for sale........   25,738      21,283
  Accounts receivable, net.........................    6,585       7,341
  Prepaid expenses and other current assets........      874       2,339
  Deferred income taxes............................      381         815
                                                     -------     -------
     Total current assets..........................   43,577      45,759
Equipment, net.....................................    4,186       4,820
Other noncurrent assets, net.......................    2,255       3,948
                                                     -------     -------
     Total assets..................................  $50,018     $54,527
                                                     =======     =======

a)  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................      816       1,067
  Accrued expenses.................................    2,624       2,862
  Deferred revenue.................................    6,105       7,577
  Current portion of long-term obligations.........      202         116
                                                     -------     -------
     Total current liabilities.....................    9,747      11,622
Long-term obligations, less current portion........      351          --
                                                     -------     -------
     Total liabilities.............................   10,098      11,622
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.001 par value.
   Authorized 35,000 shares; issued
   and outstanding 10,024 and 10,457
    shares at September 30, 1997
   and 1998, respectively..........................        9          10
  Additional paid-in capital.......................   36,709      37,848
  Retained earnings................................    3,322       5,073
  Other comprehensive loss.........................     (120)        (26)
                                                     -------     -------
     Total stockholders' equity....................   39,920      42,905
                                                     -------     -------
     Total liabilities and stockholders' equity....  $50,018     $54,527
                                                     =======     =======

(1) Restated for pooling of interests.


          See accompanying notes to consolidated financial statements.

                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     YEAR ENDED SEPTEMBER 30,
                                                  -------------------------------
                                                   1996(1)     1997(1)     1998
                                                  -------     -------     -------
Revenue:
 License revenue................................  $15,968     $24,096     $28,663
 Service and maintenance revenue................    3,916       9,313      15,776
                                                  -------     -------     -------
   Total revenue................................   19,884      33,409      44,439
                                                  -------     -------     -------

Cost of revenue:
 Cost of license revenue........................    1,390       1,973       2,377
 Cost of service and maintenance revenue........    1,663       2,963       4,920
                                                  -------     -------     -------
   Total cost of revenue........................    3,053       4,936       7,297
                                                  -------     -------     -------
   Gross profit.................................   16,831      28,473      37,142
                                                  -------     -------     -------

Operating expenses:
 Product development............................    5,766       7,619       9,532
 Sales and marketing............................    8,367      14,338      19,313
 General and administrative.....................    2,277       3,620       4,164
 Merger, reorganization and relocation..........       --          --       1,789
  costs.........................................  -------     -------     -------
   Total operating expenses.....................   16,410      25,577      34,798
                                                  -------     -------     -------
   Income from operations.......................      421       2,896       2,344
Other income, net...............................       94       1,396         794
                                                  -------     -------     -------
   Income before income taxes...................      515       4,292       3,138
Income tax expense (benefit)....................      (24)      1,459         961
                                                  -------     -------     -------
   Net income...................................  $   539     $ 2,833     $ 2,177
                                                  =======     =======     =======

Pro forma net income data (unaudited):
 Income before income taxes, as reported........  $   515     $ 4,292     $ 3,138
 Pro forma income tax expense...................      147       1,471       1,098
                                                  -------     -------     -------
   Pro forma net income.........................  $   368     $ 2,821     $ 2,040
                                                  =======     =======     =======

   Pro forma diluted earnings per share.........  $  0.05     $  0.27     $  0.19
                                                  =======     =======     =======

Basic earnings per share........................  $  0.11     $  0.32     $  0.21
                                                  =======     =======     =======
Diluted earnings per share......................  $  0.07     $  0.27     $  0.20
                                                  =======     =======     =======

Shares used in basic per share calculation......    5,077       8,807      10,209

Shares used in diluted per share calculation....    7,593      10,419      10,670

(1) Restated for pooling of interests.



          See accompanying notes to consolidated financial statements

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                                            TOTAL
                                         COMMON STOCK         ADDITIONAL    STOCKHOLDER       RETAINED         OTHER        STOCK-
                                      -------------------       PAID-IN        NOTE           EARNINGS    COMPREHENSIVE     HOLDERS'
                                      SHARES       AMOUNT       CAPITAL      RECEIVABLE      (DEFICIT)     INCOME (LOSS)    EQUITY
                                      ------       ------     ----------    -----------      ---------    --------------    -------
Balance at September 30, 1995 (1).....    5,077         $ 4      $   654        $   (13)         $  (14)       $    --     $   631
 Exercise of stock options............      230           1           36             --              --             --          37
 Net income...........................       --          --           --             --             539             --         539
 Foreign currency translation
  adjustment..........................       --          --           --             --              --            (23)        (23)
                                         ------         ---      -------        -------          ------          -----     -------
Balance at September 30, 1996 (1).....    5,307           5          690            (13)            525            (23)      1,184
 Issuance of common stock, net........    2,754           2       29,607             --              --             --      29,609
 Conversion of mandatorily
  redeemable preferred stock..........    1,543           2        4,662             --              --             --       4,664
 Exercise of stock options............      420          --          327             --              --             --         327
 Tax benefit from stock option
  exercises...........................       --          --        1,423             --              --             --       1,423
 Net income...........................       --          --           --             --           2,833             --       2,833
 Dividends paid.......................       --          --           --             --             (36)            --         (36)
 Payment on shareholder note
  receivable..........................       --          --           --             13              --             --          13
 Foreign currency translation
  adjustment..........................       --          --           --             --              --            (97)        (97)
                                         ------         ---      -------        -------          ------          -----     -------
Balance at September 30, 1997 (1).....   10,024           9       36,709             --           3,322           (120)     39,920
 Issuance of common stock, net........       97           1          587             --              --             --         588
 Exercise of stock options............      336          --          341             --              --             --         341
 Tax benefit from stock option
  exercises...........................       --          --          211             --              --             --         211
 Net income...........................       --          --           --             --           2,177             --       2,177
 Dividends paid.......................       --          --           --             --            (426)            --        (426)
 Foreign currency translation
  adjustment..........................       --          --           --             --              --             94          94
                                         ------         ---      -------        -------          ------          -----     -------
Balance at September 30, 1998.........   10,457         $10      $37,848        $   --           $5,073          $ (26)    $42,905
                                         ======         ===      =======        =======          ======          =====     =======

(1) Restated for pooling of interests.

          See accompanying notes to consolidated financial statements.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     YEAR ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                  1996 (1)   1997 (1)     1998
                                                  ---------  ---------  --------
Cash flows from operating activities:
 Net income....................................   $    539   $  2,833   $ 2,177
 Adjustments to reconcile net income to
  net cash from operating activities:
   Depreciation and amortization...............        816      1,863     3,115
   Tax benefit from stock options..............         --      1,423       211
   Loss on disposal of equipment...............         --         --       247
   Changes in assets and liabilities:
    Accounts receivable........................     (2,471)      (913)     (756)
    Prepaid expenses and other current assets..       (670)       203    (1,110)
    Deferred income taxes......................        (28)      (273)     (434)
    Other noncurrent assets....................        (72)      (595)   (2,901)
    Accounts payable and accrued expenses......        266        611       489
    Deferred revenue...........................      1,530      2,522     1,472
                                                  --------   --------   -------
     Net cash from operating activities........        (90)     7,674     2,510
                                                  --------   --------   -------
Cash flows from investing activities:
 Purchase of equipment.........................     (2,083)    (2,790)   (3,143)
 (Purchase) maturity of short-term investments
   available for sale..........................         --    (25,738)    4,456
 Purchase of business, net of cash acquired....         --       (879)       --
                                                   --------   --------   -------
     Net cash from investing activities........     (2,083)   (29,407)    1,313
                                                  --------   --------   -------
Cash flows from financing activities:
 Payments on long-term obligations.............       (296)      (198)     (438)
 Net proceeds from issuance of
  mandatorily redeemable preferred stock.......      3,524         --        --
 Dividends paid................................         --        (36)     (426)
 Net proceeds from issuance of common stock....         --     29,609       588
 Payment on shareholder note receivable........         --         13        --
 Proceeds from exercise of stock options.......         37        327       341
                                                  --------   --------   -------
     Net cash from financing activities........      3,265     29,715        65
                                                  --------   --------   -------
Effect of exchange rate changes on cash
 and cash equivalents..........................         (1)       (96)       94
                                                  --------   --------   -------
     Net change in cash and cash equivalents...      1,091      7,886     3,982
Cash and cash equivalents at beginning
 of period.....................................      1,022      2,113     9,999
                                                  --------   --------   -------
Cash and cash equivalents at end of period.....   $  2,113   $  9,999   $13,981
                                                  ========   ========   =======

Supplemental disclosure of cash flow
 information:
 Cash paid for interest........................   $     37   $     38   $    35
 Cash paid for taxes...........................        106         47     1,601

Supplemental disclosure of non-cash
 investing and financing activities:
 Acquisition of equipment financed by
  capital lease obligations....................   $    375   $     --   $    --
 Common stock issued for conversion of
  mandatorily redeemable preferred stock.......         --      4,664        --

Purchase of business, net of cash acquired:
 Working capital, other than cash..............   $     --   $   (823)  $    --
 Equipment.....................................         --        121        --
 Cost in excess of net assets acquired, net....         --      1,539        --
 Other.........................................         --         42        --
                                                             --------
     Net cash used to acquire business.........         --        879        --
                                                             --------

(1) Restated for pooling of interests.

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

Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned affiliates are accounted for using the equity method. The Company's share of affiliates' activities is reflected in other income, net. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Currency Translation

          The Company translates the assets and liabilities of its non-U.S. functional currency subsidiaries into dollars at the rates of exchange in effect at the end of the period. Revenue and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in stockholders' equity in the consolidated balance sheets as other comprehensive income or loss.

Cash Equivalents and Short-Term Investments

          Cash equivalents consist of investments in highly liquid investment instruments with original maturities of less than three months at date of acquisition. Short-term investments consist primarily of commercial paper with acquired maturities of 180 days or less. Short-term investments are held as securities available for sale and are carried at their market value as of the balance sheet date, which approximated cost. At September 30, 1998, $295 of cash was restricted for various purposes.

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

Intangible Assets

          Other noncurrent assets include purchased software rights, a covenant not to compete and goodwill, which are amortized over estimated useful lives of three to five years using the straight-line method. Original cost of these intangibles was $2.8 million and $5.0 million at September 30, 1997 and 1998 respectively. Accumulated amortization at September 30, 1997 and 1998 was $955 and $1,808, respectively. Amortization charged to expense was $221, $386 and $853 for the years ended September 30, 1996, 1997 and 1998, respectively.

Foreign Exchange Contracts

          The Company enters into foreign exchange forward contracts to hedge certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets, and liabilities that are denominated in currencies other than the U.S. dollar. These transactions are entered into to hedge purchases, sales, and other normal recurring transactions and accordingly are not speculative in nature. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative financial instruments. Market value gains and losses on such contracts that result from fluctuations in foreign exchange rates are recognized as offsets to the exchange gains or losses on the hedged transactions. By their nature, these transactions generally offset. The net gain or loss on such foreign currency contracts and underlying transactions was not material during 1997 or 1998. The Company had outstanding short-term forward exchange contracts to exchange German marks for U.S. dollars in the amount of $1.6 million at September 30, 1998.

Revenue Recognition

          License revenue is recognized at the time of shipment. Maintenance and service revenue includes maintenance revenue that is recognized ratably over the maintenance period and service revenue that includes training and consulting services recognized as services are performed. The Company generally provides a thirty-day right of return policy for software sales. The allowance for returns was $225 and $278 at September 30, 1997 and September 30, 1998, respectively.

Advertising Costs

          Advertising costs are charged to expense when incurred.

Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments, and accounts receivable. The counter parties to the agreements relating to the Company's cash equivalents and short term investments consist of various major corporations and financial institutions of high credit standing. The Company's receivables are derived primarily from the sales of software products and services to customers in diversified industries as well as distributors in the U.S. and foreign markets. International revenue accounted for approximately 21%, 24%, and 28% of the Company's total revenue for the years ended September 30, 1996, 1997, and 1998, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company has provided an allowance for doubtful accounts of $243 and $259 at September 30, 1997 and 1998, respectively.

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

Computation of Net Income Per Share

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, in 1998 and in accordance with its provisions has restated earnings per share for all prior periods. Basic earnings per share is computed using only the weighted average number of shares outstanding while diluted earnings per share includes the dilutive effect of stock options and other potential common stock instruments. Diluted earnings per share includes 461 shares of dilutive stock options for 1998 and 1,612 and 2,516 of dilutive stock options and convertible preferred stock for 1997 and 1996 respectively. Diluted earnings per share is not significantly different from previously presented fully diluted earnings per share.

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

          On February 15, 1997, the Company acquired 100% of the outstanding stock of PVI Precision Software GmbH ("Precision") for $1.9 million in cash and notes payable. Precision is a European distributor of Rogue Wave software products and other companies' software products in Germany, the United Kingdom, France, and the Benelux countries. The acquisition has been accounted for under the purchase method and accordingly, the accompanying consolidated financial statements include Precision's results beginning with the acquisition date. Consolidated pro forma results of operations as if the acquisition had occurred at the beginning of the fiscal years 1996 and 1997 are not presented as the pro forma effect is not material.

          On October 1, 1997, the Company acquired a controlling interest in HotData, Inc. ("HotData"). HotData began operations in 1997, and has developed technology related to the collection and verification of data across the Internet. On September 1, 1998, HotData issued capital stock to additional investors thereby reducing the Company's percentage ownership from 78% to 42%. The HotData investment has been accounted for using the equity method of accounting for fiscal 1998.

          On February 27, 1998, the Company acquired all of the capital stock of Stingray Software, Inc. (Stingray) in exchange for 1.65 million shares of the Company's common stock in a transaction accounted for as a pooling of interests. Stingray is a privately held company that develops and distributes development tools for Windows programmers. The Company's consolidated financial statements and notes to consolidated financial statements have been restated to include the results of Stingray for all periods presented. Prior to January 1, 1998, Stingray was taxed under the S Corporation provisions of the Internal Revenue Code. Under those provisions, Stingray did not pay federal or state corporate income taxes on its income. Pro forma information for 1996, 1997, and 1998 are presented to show the impact as if Stingray's earnings from continuing operations had been subject to federal and state income taxes as a C Corporation in those years.

          Separate results of operations for the periods prior to the merger with Stingray are as follows:

                                                 THE
                                               COMPANY  STINGRAY  COMBINED
                                               -------  --------  --------
      Year ended September 30, 1996:
        Total revenue........................ $18,845    $1,039   $19,884
        Net income...........................      35       504       539
      Year ended September 30, 1997:
        Total revenue........................  30,166     3,243    33,409
        Net income...........................   2,798        35     2,833
      Year ended September 30, 1998:
        Total revenue........................  41,679     2,760    44,439
        Net income...........................   1,823       354     2,177

          Merger costs of $700,000 were incurred and charged to expense during fiscal 1998 for services rendered to facilitate completion of the transaction.

(3)  BALANCE SHEET COMPONENTS

Furniture, Fixtures and Equipment

          Furniture, fixtures and equipment at September 30, consist of the following:
                                                                 1997    1998
                                                                ------  ------
Computer equipment............................................  $4,903  $6,191
Furniture, fixtures and equipment.............................   1,769   2,926
                                                                ------  ------
                                                                 6,672   9,117
Less accumulated depreciation and amortization................   2,486   4,297
                                                                ------  ------
Furniture, fixtures and equipment, net........................  $4,186  $4,820
                                                                ======  ======

          Depreciation expense for the years ended September 30, 1996, 1997 and 1998 was $595, $1,477 and $2,262, respectively.

Accrued Expenses

          The Company's accrued expenses at September 30, include the following:

                                                                 1997    1998
                                                                ------  ------
Accrued payroll and related liabilities.......................  $1,502  $1,787
Other accrued expenses........................................   1,122   1,075
                                                                ------  ------
Accrued expenses..............................................  $2,624  $2,862
                                                                ======  ======

(4)  LEASES

          The Company leases certain equipment and office space through noncancelable operating lease arrangements. The leases expire in 1998 through 2005 and are net leases with the Company paying all executory costs, including insurance, utilities and maintenance. Rent expense for operating leases during the years ended September 30, 1996, 1997 and 1998 was $601, $915 and $1,532,
respectively.

          Property held under capital leases at September 30 is as follows:

                                                                1997    1998
                                                                -----  ------
Computer equipment............................................  $ 750  $ 698
Office furniture and equipment................................     39     --
                                                                -----  -----
 Total.......................................................     789    698
Less accumulated amortization                                     282   (598)
                                                                -----  -----
 Property held under capital leases, net                        $ 267  $ 100
                                                                =====  =====

          Amortization expense is included in depreciation expense for furniture, fixtures and equipment.

          Future minimum lease payments under capital and operating leases (with initial or remaining lease terms in excess of one year) and the present value of future minimum capital lease payments are as follows:

                                                              CAPITAL  OPERATING
                                                              -------  ---------
Year ending September 30:
 1999........................................................  $122     $1,803
 2000........................................................    --      1,419
 2001........................................................    --      1,091
 2002........................................................    --      1,018
 2003........................................................    --        929
 2003 thereafter.............................................    --        797
                                                               ----     ------
   Total minimum lease payments..............................   122     $7,057
                                                                        ======
Less amounts representing interest...........................     6
                                                               ----
   Present value of future minimum lease payments............   116

Less current portion.........................................   116
                                                               ----
   Obligations under capital leases, less current portion....  $  0
                                                               ====


(5)  LONG-TERM DEBT

          Long-term debt at September 30, 1997 of $231,000 consisted of a non-interest bearing note payable related to a business combination due February 2012. During 1998, the Company retired the note payable, at carrying value.

(6)  INCOME TAXES

          The provision for income taxes consists of the following:


                                       YEAR ENDED SEPTEMBER 30,
                                       -----------------------
                                        1996    1997     1998
                                       ------  -------  ------
          Current:
            Federal................... $  --   $1,582   $  980
            State and local...........     4      150      415
                                       -----   ------   ------
                                           4    1,732    1,395
                                       -----   ------   ------

          Deferred:
            Federal...................   (22)    (213)    (347)
            State and local...........    (6)     (60)     (87)
                                       -----   ------   ------
                                         (28)    (273)    (434)
                                       -----   ------   ------
              Total................... $ (24)  $1,459   $  961
                                       =====   ======   ======

          Income tax expense differs from the expected tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to net income before income taxes) as follows:

                                                  YEAR ENDED SEPTEMBER 30,
                                                  -----------------------
                                                   1996    1997     1998
                                                  ------  ------   ------

Computed expected income tax expense............. $ 175   $1,459   $1,067
Increase (reduction) in income tax
 expense resulting from:
 Subsidiary S-Corp earnings exclusion............  (171)     (12)    (156)
 State income tax expense........................     3      228       57
 Research and experimentation credit.............  (108)    (312)    (265)
 Change in valuation allowance...................    43      610     (374)
 Acquired foreign net operating loss
  carryforwards..................................    --     (568)      --
 Foreign net operating loss applied as
  a reduction of goodwill........................    --       --      344
 Non-deductible meals and entertainment..........    14       59       87
 Non-deductible intangible amortization..........    --       81      149
 International rate difference...................    --      (16)      30
 Other, net......................................    20      (60)      22
                                                  -----   ------   ------
   Income tax expense (benefit).................. $ (24)  $1,459   $  961
                                                  =====   ======   ======

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                         SEPTEMBER 30,
                                                        ----------------
                                                         1997     1998
                                                        -------  -------
Deferred tax assets:
 Accounts receivable................................... $  120   $  161
 Intangible assets.....................................     61       72
 Accrued expenses......................................     99      116
 Net operating loss carryforwards......................     96       68
 Foreign operating loss carryforwards..................    692      423
 Research and experimentation credit carryforward......    288      121
 Equity losses of unconsolidated subsidiary............     --      405
 Other.................................................     30       42
                                                        ------   ------
   Total gross deferred tax assets.....................  1,386    1,408
 Valuation allowance...................................   (967)    (593)
                                                        ------   ------
   Net deferred tax assets.............................    419      815
Deferred tax liabilities:
 Cash to accrual adjustment............................      9       --
 Equipment, due to differences in depreciation.........     29       --
                                                        ------   ------
   Total gross deferred tax liabilities................     38       --
                                                        ------   ------
   Net deferred taxes.................................. $  381   $  815
                                                        ======   ======

          At September 30, 1998, the Company had net operating loss carryforwards for federal and foreign income tax purposes of $199 and $999, respectively. The federal net operating loss expires 2007 to 2010. The Company also had $121 of tax credit carryforwards that expire 2003 to 2012. The net federal operating loss and $86 of the tax credit carryforwards were generated by Inmark prior to Inmark's merger with the Company on October 27, 1995. As a result, utilization of all such amounts is limited by the future taxable income of Inmark. Tax benefits resulting from the utilization of the acquired foreign net operating loss carryforwards will first be offset against goodwill associated with the acquisition of Precision before being recorded as a tax benefit.

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

(8) EQUITY INCENTIVE PLANS

          In June 1996, the Company's Board of Directors adopted the 1996 Equity Incentive Plan (the Equity Incentive Plan). The Company has reserved 3,000 shares of common stock for issuance under the Equity Incentive Plan. The Equity Incentive Plan replaced the Company's 1994 Stock Option Plan and the Inmark Stock Option Plan. The Equity Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors), directors and consultants of the Company.

          The Equity Incentive Plan is administered by a committee appointed by the Board of Directors, which determines recipients and types of awards to be granted, including the exercise price, number of shares subject to the award and the exercisability thereof.

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

          In October 1997, the Company's Board of Directors adopted the 1997 Non-Officer Equity Incentive Plan. The Company has reserved 900,000 shares of common stock for issuance under the plan. The Non-Officer Equity Incentive Plan provides for grants of nonstatutory stock options to non-officer employees or consultants.

          The terms of the stock option granted under the 1997 Non-Officer Equity Incentive Plan may not exceed ten years. The exercise price of options granted under the plan shall not be less than 85% of the fair market value of
the stock subject to the option on the date the option is granted.   Options
granted under the Non-officer Equity Incentive Plan vest at the rate specified in the option agreement.

          Both the Equity Incentive Plan and the Non-Officer Equity Incentive Plan are administered by a committee appointed by the board of directors which determines recipients, types of awards to be granted, including exercise price, number of shares subject to the award and the exercisability thereof.

          The following table summarizes stock option activity for the three years ended September 30, 1998:

                                                                  WEIGHTED AVG.
                                                                     PRICE
                                                          SHARES   PER SHARE
                                                          -----   -------------
      Outstanding options at September 30, 1995.......... 1,381      $ 0.37
       Granted...........................................   554        6.02
       Exercised.........................................  (230)       0.25
       Canceled..........................................  (255)       1.36
                                                          -----      ------
      Outstanding options at September 30, 1996.......... 1,450        2.39
       Granted...........................................   964       10.70
       Exercised.........................................  (420)       0.81
       Canceled..........................................  (105)       3.44
                                                          -----      ------
      Outstanding options at September 30, 1997.......... 1,889        6.69
       Granted........................................... 1,141       10.59
       Exercised.........................................  (336)       1.01
       Canceled..........................................  (404)       9.41
                                                          -----      ------
      Outstanding options at September 30, 1998.......... 2,290      $ 8.97
                                                          =====      ======

  Of the 2,290 options outstanding at September 30, 1998, 798 options were vested and exercisable. For various price ranges, weighted average characteristics of outstanding stock options at September 30, 1998 were as follows:

                             OUTSTANDING OPTIONS           EXERCISABLE OPTIONS
                          ------------------------         --------------------
                           REMAINING     WEIGHTED                    WEIGHTED
EXERCISE PRICE    SHARES  LIFE (YEARS)  AVG. PRICE        SHARES     AVG. PRICE
----------------  ------  ------------  ----------        ------     ----------
$0.15-$7.75          644          7.7       $ 4.29            415      $ 3.38
$7.81-$10.00         617          9.2       $ 8.66            162      $ 8.80
$10.25-$13.00      1,007         10.3       $12.03            218      $12.40
$13.13-$20.50         22         12.0       $14.72              3      $15.38
                   -----                                      ---
                   2,290         9.27       $ 8.97            798      $ 6.99
                   =====                                      ===

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

                                                      YEAR ENDED SEPTEMBER 30
                                                        1996   1997   1998
                                                       -----  -----   -----
Pro forma net income.................................  $ 366  $1,787  $ 198
Pro forma diluted earnings per share.................   0.05    0.17   0.02


          The pro forma disclosures above include the amortization of the fair value of all options vested during 1996, 1997 and 1998. The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts.

          The weighted average Black-Scholes value of options granted under the stock option plans during 1996, 1997 and 1998 was $3.57, $6.64 and $6.97, respectively. Such value was estimated using an expected life of five years, no dividends, volatility of .80 in 1996 and 1997, and .84 in 1998, and risk-free interest rates of 6.1%, 6.4% and 4.22% in 1996, 1997 and 1998.

(9)  EMPLOYEE STOCK PURCHASE PLAN

          In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 350 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months.

          Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specific dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. During the year ended September 30, 1998, 97 shares were purchased under this plan.

(10)  QUALIFIED PROFIT SHARING PLAN

          The Company has a 401(k) profit sharing plan which is offered to eligible employees and calls for a discretionary employer match of employee contributions, which is approved by the Board of Directors. To participate in the plan, employees must have been employed for 90 days, and work a minimum of 1,000 hours during the plan year. The Company matches all employee contributions up to 3% of earnings and half of employee contributions from 3% to 5%. Company contributions paid in the years ended September 30, 1996, 1997 and 1998 were $118, $271, and $424 respectively.

(11)  WORLDWIDE OPERATIONS

          Revenue by geographic area for fiscal years 1996, 1997, and 1998 was 79%, 76% and 69% in the United States; 14%, 18% and 28% in Europe; 2%, 1% and 2% in Asia and 5%, 5% and 1% in other, respectively.

          Information regarding worldwide operations is as follows:

                                                      UNITED
                                                      STATES    EUROPE   ELIMINATIONS    TOTAL
                                                     -------  --------  -------------  -------
September 30, 1998, and for the year then ended:
 Revenue to unaffiliated customers.................  $34,227  $10,212   $        --    $44,439
 Intercompany transfers............................    3,033       --         (3,033)       --
                                                     -------  -------        -------   -------
   Net revenues....................................   37,260   10,212         (3,033)   44,439
 Operating income..................................    1,124    1,220             --     2,344
 Assets............................................   50,973    5,701         (2,147)   54,527

September 30, 1997, and for the year then ended:
 Revenue to unaffiliated customers.................   28,289    5,120             --    33,409
 Intercompany transfers............................    1,567       --         (1,567)       --
                                                     -------  -------        -------   -------
   Net revenues....................................   29,856    5,120         (1,567)   33,409
 Operating income (loss)...........................    3,076     (180)            --     2,896
 Assets............................................   48,737    3,340         (2,059)   50,018

September 30, 1996, and for the year then ended:
 Revenue to unaffiliated customers.................   18,880    1,004             --    19,884
 Intercompany transfers............................      491       --           (491)       --
                                                     -------  -------        -------   -------
   Net revenues....................................   19,371    1,004           (491)   19,884
 Operating income (loss)...........................      554     (133)            --       421
 Assets............................................   10,671      608           (557)   10,722

(12)  CONTINGENCIES

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(13)  QUARTERLY INFORMATION (UNAUDITED)

          The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended September 30, 1998.

                                                                      II.    QUARTER ENDED
                                                          DEC. 31,   MAR. 31,    JUN. 30,   SEPT. 30,
                                                          ---------  ---------  ----------  ---------
FISCAL YEAR 1998
 Total revenue..........................................   $10,872    $10,289     $11,145     $12,133
 Gross margin...........................................     9,400      8,550       9,088      10,104
 Income (loss) from operations..........................     1,796       (736)        (99)      1,383
 Net income (loss)......................................     1,558       (307)         13         913
 Pro forma net income(1)................................     1,421         --          --          --
 Basic earnings (loss) per share........................      0.16      (0.03)       0.00        0.09
 Diluted earnings (loss) per share......................      0.14      (0.03)       0.00        0.08
 Pro forma basic earnings per share(1)..................      0.14         --          --          --
 Pro forma diluted earnings per share(1)................      0.13         --          --          --

FISCAL YEAR 1997
 Total revenue..........................................     6,298      7,668       9,161      10,282
 Gross margin...........................................     5,341      6,567       7,712       8,853
 Income (loss) from operations..........................      (100)       743         946       1,307
 Net income (loss)......................................      (143)       790         998       1,188
 Pro forma net income(1)................................        19        725         930       1,147
 Basic earnings (loss) per share........................     (0.02)      0.09        0.11        0.12
 Diluted earnings (loss) per share......................     (0.02)      0.07        0.10        0.11
 Pro forma basic earnings (loss) per share(1)...........     (0.00)      0.08        0.10        0.12
 Pro forma diluted earnings (loss) per share(1).........     (0.00)      0.07        0.09        0.11

(1) Stingray was a Subchapter S corporation since inception (July 10, 1995) until December 31, 1997, and accordingly not subject to federal and state income taxes.

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE



The Board of Directors
          Rogue Wave Software, Inc.:

Under date of October 21, 1998, we reported on the consolidated balance sheets of Rogue Wave Software, Inc. and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998, as contained in the Company's Annual Report on Form 10-K for the fiscal year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                             KPMG PEAT MARWICK LLP

Boulder, Colorado
October 21, 1998

                        ROGUE WAVE SOFTWARE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                      BALANCE                              BALANCE
                                    AT BEGINNING                           AT END
                                     OF  PERIOD   ADDITIONS  DEDUCTIONS   OF PERIOD
                                    ------------  ---------  -----------  ---------
September 30, 1998:
 Allowance for doubtful accounts            $243       $ 16      $   --        $259
 Sales returns and allowance                 225         53          --         278

September 30, 1997:
 Allowance for doubtful accounts             107        136          --         243
 Sales returns and allowance                 111        114          --         225

September 30, 1996:
 Allowance for doubtful accounts             251         --        (144)        107
 Sales returns and allowance                 111        598        (598)        111



See accompanying independent auditor's report.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
          -----------------------

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

10.4(1)   Lease Agreement between Registrant and the State of Oregon, dated May
1, 1996.

10.5(1)   Lease Agreement between the Registrant and the Landmark, dated April
22, 1996.

10.6 Home Loan Agreement between Registrant and Michael Scally dated January 7, 1998.

10.7 Home Loan Agreement between Registrant and Robert Holburn dated February 2, 1998.

21.1      List of Subsidiaries of Registrant.

23.1      Consent of KPMG Peat Marwick LLP.

24.1      Power of Attorney (reference is made to signature page).

27.1      Financial Data Schedule.
_________________

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, as amended (No. 333-13517)

(2) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1996.

(3) Filed as Exhibit 2.1 to the Registrant's Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(4) Filed as Exhibit 2.2 to the Registrant's Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(5) Filed as Exhibit 4.1 to the Registrant's Form 8-K dated February 27, 1998, and filed on March 9, 1998.