Form 10-Q
period 1998-12-31
ROGUE WAVE SOFTWARE INC /OR/
filed 1999-02-16
CIK 1023184

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1998

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
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              YES    X    NO
                                                     -----      ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Class                                   Outstanding at December 31, 1998
        -----                                   -------------------------------
Common Stock, $0.001 par value                             10,502,262

                                      1.
50576 v2/SH
130w02!.DOC

                           ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                     INDEX



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets at September 30, 1998
             and December 31, 1998......................................   3

             Consolidated Statements of Operations for the three
             months ended December 31, 1997 and 1998....................   4

             Consolidated Statements of Cash Flows for the
             three months ended December 31, 1997 and 1998..............   5

            Notes to Consolidated Financial Statements.................    6

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................    7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.   17

PART II - OTHER INFORMATION

Item 5.     Other information..........................................   18
Item 6.     Exhibits and Reports on Form 8-K...........................   18

SIGNATURES.............................................................   20

                            ROGUE WAVE SOFTWARE, INC.
                                 AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (in thousands)



                                                                            September 30,           December 31,
                                                                                 1998                   1998
                                                                        -------------------     ------------------
                                                                                                     (unaudited)
                                 ASSETS

Current assets:
   Cash, cash equivalents and short term investments....................            $35,264                $36,320
   Accounts receivable, net.............................................              7,341                  7,888
   Prepaid expenses and other current assets............................              2,799                  2,718
                                                                                    -------                -------
   Total current assets.................................................             45,404                 46,926

Equipment, net..........................................................              4,820                  4,389
Other assets, net.......................................................              4,303                  4,419
                                                                                    -------                -------
   Total assets.........................................................            $54,527                $55,734
                                                                                    =======                =======



                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................................................            $ 1,067                $   632
   Accrued expenses.....................................................              2,862                  3,329
   Deferred revenue.....................................................              7,577                  8,454
   Current portion of long-term obligations.............................                116                     85
                                                                                    -------                -------
   Total current liabilities............................................             11,622                 12,500

Stockholders' equity:
   Common stock.........................................................                  9                      9
     Additional paid-in capital.........................................             37,849                 37,195
   Retained earnings....................................................              5,073                  5,962
   Other comprehensive income (loss)....................................                (26)                    68
                                                                                    -------                -------

   Total stockholders' equity...........................................             42,905                 43,234
                                                                                    -------                -------

   Total liabilities and stockholders' equity...........................            $54,527                $55,734
                                                                                    =======                =======




                            See accompanying notes.

                            ROGUE WAVE SOFTWARE, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (in thousands, except per share data, unaudited)

                                                                             Three months ended
                                                                               December 31,
                                                                          ------------------------
                                                                             1997         1998
                                                                          -----------  -----------

Revenue:
   License revenue......................................................      $ 7,371      $ 7,809
   Service and maintenance revenue......................................        3,501        4,376
                                                                              -------      -------
    Total revenue........................................................      10,872       12,185
                                                                              -------      -------

Cost of revenue:
   Cost of license revenue..............................................          539          496
   Cost of service and maintenance revenue..............................          933        1,574
                                                                              -------      -------

   Total cost of revenue................................................        1,472        2,070
                                                                              -------      -------

   Gross profit.........................................................        9,400       10,115
                                                                              -------      -------

Operating expenses:
   Product development..................................................        2,176        2,241
   Sales and marketing..................................................        4,355        5,408
   General and administrative...........................................        1,073        1,213
                                                                              -------      -------

   Total operating expenses.............................................        7,604        8,862
                                                                              -------      -------

   Income from operations...............................................        1,796        1,253
Other income, net.......................................................          383          115
                                                                              -------      -------

   Income before income taxes...........................................        2,179        1,368
Income tax expense......................................................          621          479
                                                                              -------      -------

   Net income...........................................................      $ 1,558      $   889
                                                                              =======      =======



Pro forma net income data:
   Income before income taxes, as reported..............................      $ 2,179
   Pro forma income tax expense.........................................          763
                                                                              -------

   Pro forma net income.................................................      $ 1,416
                                                                              =======

   Pro forma diluted earnings per share.................................        $0.13
                                                                              =======


Basic earnings per share................................................        $0.16        $0.09
                                                                              =======      =======
Diluted earnings per share..............................................        $0.14        $0.08
                                                                              =======      =======


Shares used in basic per share calculation..............................       10,040       10,444
Shares used in diluted per share calculation............................       10,862       10,970

                            See accompanying notes.

                            ROGUE WAVE SOFTWARE, INC.
                                 AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (in thousands, unaudited)

                                                                                                        Three months ended
                                                                                                            December 31,
                                                                                                      ------------------------
                                                                                                           1997         1998
                                                                                                      --------------  --------
Cash flows from operating activities:
   Net income.......................................................................................        $ 1,558   $   889
 Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization....................................................................            611       779
   Loss on disposal of assets.......................................................................             --        58
  Changes in assets and liabilities:
    Accounts receivable.............................................................................             79      (547)
    Prepaid expenses and other current assets.......................................................            124       136
    Other noncurrent assets.........................................................................           (295)     (588)
    Accounts payable and accrued expenses...........................................................         (1,265)      332
    Deferred  revenue...............................................................................            128       877
                                                                                                            -------   -------

      Net cash from operating activities............................................................          1,484     1,936
                                                                                                            -------   -------

Cash flows from investing activities:
   Equipment acquisitions...........................................................................           (944)     (288)
                                                                                                            -------   -------

      Net cash from investing activities............................................................           (944)     (288)
                                                                                                            -------   -------

Cash flows from financing activities:
   Payments on long-term debt and capital lease obligations.........................................            (48)      (31)
   Purchase of treasury stock.......................................................................             --      (815)
   Stock issuance costs.............................................................................            (23)       --
   Payments of dividends............................................................................           (141)       --
   Proceeds from exercise of stock options..........................................................            134       160
                                                                                                            -------   -------

      Net cash from financing activities............................................................            (78)     (686)
                                                                                                            -------   -------

Effect of exchange rate changes on cash.............................................................            110        94
                                                                                                            -------   -------

      Net change in cash and cash equivalents.......................................................            572     1,056
Cash, cash equivalents and short term investments at beginning of period............................         35,738    35,264
                                                                                                            -------   -------

Cash, cash equivalents and short term investments at end of period..................................         36,310    36,320
                                                                                                            =======   =======



                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Basis of Presentation
   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended September 30, 1998, as included in the Company's annual report on Form 10-K.

2. Common stock repurchase
   In October 1998, the Board of directors authorized the Company to repurchase up to the lessor of 500,000 shares of the Company's common stock or $10,000,000. The Company purchased 90,000 ($815,000) of its common shares during the three months ended December 31, 1998, of which 23,607 were used for employee benefit plans. The effect of the common stock repurchase on the calculation of earnings per share was insignificant.

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

     International revenue accounted for approximately 24%, 28% and 26% of total revenue in fiscal 1997, 1998 and the three months ended December 31, 1998, respectively. In January 1996, the Company established a wholly owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.

     The majority of the Company's international revenue is generated by the Company's European subsidiaries and is denominated in local currencies. The Company may enter into forward foreign exchange contracts to reduce the risk associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors- Risks Inherent in International Operations."

     The Company acquired a controlling interest in HotData Inc. ("HotData") for $1.3 million on October 1, 1997. HotData began operations during 1997 and has developed technology relating to the collection and verification of data across the Internet. On September 1, 1998, HotData issued common stock to additional investors thereby reducing the Company's percentage ownership from 78% to 42%. The HotData investment has been accounted for using the equity method of accounting for fiscal 1998 and the Company expects to continue to account for the HotData investment using the equity method of accounting in fiscal 1999.

     In February 1998, the Company acquired all of the outstanding shares of Stingray common stock in a business combination accounted for as a pooling of interests for approximately 1.65 million shares of Rogue Wave common stock. Stingray is a privately held company that develops and distributes development tools for Windows programmers. The merger added several new product lines to Rogue Wave's current slate of object-oriented C++ and Java TM class libraries and builders. Stingray offers an extensive line of add-on libraries that extend and enhance the Microsoft Foundation Classes (MFC), providing additional, prebuilt functionality for creating sophisticated GUI controls, grids, diagrams and charts. Stingray also offers ActiveX components, and several Java class libraries that will further strengthen Rogue Wave's offerings in the Java marketplace. The Company incurred approximately $700,000 in merger related costs during fiscal 1998 primarily in the quarter ended March 31, 1998. The financial results for all periods presented include the accounts of the Company and Stingray.

     In June 1998, the Company implemented a reorganization and realignment of its product strategy. Cost saving actions were taken which resulted in the closing of its Mountain View, California, and Charlotte, North Carolina, development operations, reducing its domestic administration staff and began the process of consolidating the Oregon operations into one facility. In connection with these actions, the Company incurred a $589,000 reorganization charge primarily consisting of severance and lease termination costs in the quarter ended June 30, 1998.

Results of Operations

The following table sets forth for the periods indicated the percentage of net revenues represented by certain line items in the Company's Consolidated Statements of Operations.

                                                                             Percentage of Total
                                                                                 Net Revenues
                                                                          --------------------------
                                                                             Three months ended
                                                                                 December 31,
                                                                          --------------------------
                                                                              1997          1998
                                                                          ------------  ------------

Revenue:
 License revenue........................................................       68%           64%
 Service and maintenance revenue........................................       32%           36%
                                                                              ----          ----
   Total revenue........................................................      100%
                                                                              ----          ----
Cost of revenue:
 Cost of license revenue................................................        5%            4%
 Cost of service and maintenance revenue................................        9%           13%
                                                                              ----          ----

   Total cost of revenue................................................       14%           17%
                                                                              ----          ----
   Gross profit                                                                86%           83%
                                                                              ----          ----

Operating expenses:
 Product development....................................................       20%           19%
 Sales and marketing....................................................       40%           44%
 General and administrative.............................................       10%           10%
                                                                              ----          ----
   Total operating expenses.............................................       70%           73%
                                                                              ----          ----

   Income from operations...............................................       16%           10%
Other income, net.......................................................        4%            1%
                                                                              ----          ----
   Income before income taxes...........................................       20%           11%
Income tax expense......................................................        6%            4%
                                                                              ----          ----
   Net income...........................................................       14%            7%
                                                                              ====          ====




Revenue

     Total revenue for the three months ended December 31, 1998 was $12.2 million versus $10.9 million for the three months ended December 31, 1997, representing an increase of 12%. License revenue for the three months ended December 31, 1998 was $7.8 million versus $7.4 million for the three months ended December 31, 1997, representing an increase of 6%. License revenue increased primarily as a result of an increase in the number of licenses sold to existing and new customers, reflecting additional product offerings, an expanding market, increased market awareness, expansion of the Company's telesales and direct sales organization and increased international presence.

     Service and maintenance revenue for the three months ended December 31, 1998 was $4.4 million versus $3.5 million for the three months ended December 31, 1997, representing an increase of 25%. The increase in service and maintenance revenue was primarily attributable to increased sales volume of the Company's support and maintenance services related to the Company's larger installed base.

Cost of Revenue

     Cost of license revenue for the three months ended December 31, 1998 was $496,000 versus $539,000 for the three months ended December 31, 1997, representing a decrease of 8%. The decrease in cost of license revenue was due primarily to reduced levels of royalties paid, changes in product mix and the timing of large site license sales. As a percentage of total revenue, cost of license revenue was relatively flat for the three month period.

     Cost of service and maintenance revenue for the three months ended December 31, 1998 was $1.6 million versus $933,000 for the three months ended December 31, 1997 representing an increase of 69%. As a percentage of total revenue, cost of service and maintenance revenue was 36% for the three months ended December 31, 1998 versus 26% for the three months ended December 31, 1997. The increases in cost of service and maintenance revenue was due primarily to the use of outside contractors during the quarter ended December 31, 1998 to help provide consulting services. While the Company expects that service and maintenance revenue will continue to grow, the Company does not believe the cost of such revenue will increase as a percentage of total revenue.

Operating Expenses

     Product development expense for the three months ended December 31, 1998 was $2.2 million versus $2.2 million for the three months ended December 31, 1997. As a percentage of total revenue, product development expenses were 19% for the three months ended December 31, 1998 versus 20% for the three months ended December 31, 1997. The decrease in product development expenses as a percentage of revenue was primarily due to the slower growth development expense relative to the growth in revenue. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in absolute dollars and as a percentage of revenue through fiscal 1999 as the Company continues to increase its product development capacity.

     Sales and marketing expense for the three months ended December 31, 1998 was $5.4 million versus $4.4 million for the three months ended December 31, 1997 representing an increase of 24%. As a percentage of total revenue, sales and marketing expenses was 44% for the three months ended December 31, 1998 versus 40% for the three months ended December 31, 1997. The increases were primarily due to continued investment in systems and personnel to expand the Company's sales channels and the addition of telesales and field sales personnel. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue.

     General and administrative expense for the three months ended December 31, 1998 was $1.2 million versus $1.1 million for the three months ended December 31, 1997 representing an increase of 13%. The increase in general and administrative expense was primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that during the near term its general and administrative expenses will continue to grow in absolute dollars as a result of additional anticipated expansion.

Other Income, Net

     Other income decreased during the three months ended December 31, 1998 versus the three months ended December 31, 1997 due primarily to the Company's
minority share in the loss of an equity investment of  $197,000.   The majority
of other income consists of interest income on the Company's short-term investment which did not materially change for the quarter ended December 31, 1998 compared to December 31, 1997.

Income Tax Expense

     The Company's effective tax rate for three months ended December 31, 1998, was 35% compared to 29% for the three months ended December 31, 1997. The effective rate for the quarter ended December 31, 1997 reflects the exclusion of earnings due to the Subchapter S status of Stingray. The Company anticipates its fiscal 1999 effective tax rate will be approximately 35% percent; however, this rate could change based on a change in the percentage of total revenue derived from international sources.

Liquidity and Capital Resources

     The increase in cash flows from operations was due primarily to a decrease in net income offset by changes in working capital. The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. Short-term investments primarily consist of commercial paper with original maturities of 180 days or less which are held as securities available for sale. The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Risk Factors - Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results," and "-Future Acquisitions."

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

     Fluctuations in Quarterly Operating Results. We generally ship orders as received and as a result typically have little or no backlog. The lack of significant backlog means that quarterly revenue and operating results depend substantially on the volume and timing of orders we receive during the quarter, which are difficult to forecast due to a number of reasons, many of which are outside our control. Such reasons include:

 . lack of a reliable means to assess overall customer demand;
 . historically we have earned a substantial portion of our revenue in . the last weeks, or even days, of each quarter;
 . larger customer orders are subject to long sales cycles and are . frequently delayed; and
 . our service and maintenance revenue tends to fluctuate as consulting contracts are undertaken, renewed, completed or terminated.

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

     As of December 31, 1998, short-term investments of $29.0 million were held available for sale with acquired maturities of less than 180 days. Short-term investments consist primarily of high credit and highly liquid corporate commercial paper. A substantial reduction in overall interest rates would not have a material affect on the financial position of the Company.

     Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the German mark. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at December 31, 1998, movements in foreign currency rates would not materially affect the financial position of the Company. As of December 31, 1998, the Company had outstanding short-term forward exchange contracts to exchange German marks for U.S. dollars in the amount of $1.3 million.

PART II - OTHER INFORMATION

Item 5.  -   OTHER INFORMATION

     Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director for inclusion in the Company's proxy statement and form of proxy for the Company's 2000 annual meeting of stockholders pursuant to Rule 14a-8 must provide specified information to the Company by August 13, 1999. The deadline for submitting a stockholder proposal or a nomination for director that is not to be included in such proxy statement is November 22, 1999.

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


                           ROGUE WAVE SOFTWARE, INC.
                           (Registrant)



Date:  February 12, 1999   ______________________________________
                           ROBERT M. HOLBURN, JR.
                           CHIEF FINANCIAL OFFICER
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ROGUE WAVE SOFTWARE, INC.
                           (Registrant)



Date:  February 12, 1999   /S/ ROBERT M. HOLBURN, JR.
                           ______________________________________
                           ROBERT M. HOLBURN, JR.
                           CHIEF FINANCIAL OFFICER