Form 10-Q
period 1999-03-31
ROGUE WAVE SOFTWARE INC /OR/
filed 1999-05-17
CIK 1023184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at March 31, 1999
              -----                              -----------------------------
Common Stock, $0.001 par value                          10,417,545

                           ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                     INDEX


                                                                                       Page No.
                                                                                       --------
PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:
                               Condensed Consolidated Balance Sheets at September 30, 1998
                               and March 31, 1999.........................................   3

                               Consolidated Statements of Operations for the three and six
                               months ended March 31, 1998 and 1999.......................   4

                               Consolidated Statements of Cash Flows for the
                               six months ended March 31, 1998 and 1999...................   5

                               Notes to Consolidated Financial Statements.................   6

Item 2.                        Management's Discussion and Analysis of Financial
                               Condition and Results of Operations........................   7

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.  19

PART II - OTHER INFORMATION

Item 5.                        Other information..........................................  20

Item 6.                        Exhibits and Reports on Form 8-K...........................  20

SIGNATURES................................................................................  22

                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                      September 30,          March 31,
                                                                          1998                 1999
                                                                  ------------------    ----------------
                                                                                            (unaudited)
                              ASSETS

Current assets:
   Cash, cash equivalents and short term investments..............           $35,264             $26,637
   Accounts receivable, net.......................................             7,341               8,514
   Prepaid expenses and other current assets......................             2,799               2,800
                                                                             -------             -------
   Total current assets...........................................            45,404              37,951

Equipment, net....................................................             4,820               4,499
Goodwill, net.....................................................             1,127              12,524
Other assets, net.................................................             3,176               4,123
                                                                             -------             -------
   Total assets...................................................           $54,527             $59,097
                                                                             =======             =======



LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable...............................................           $ 1,067             $   361
   Accrued expenses...............................................             2,862               5,211
   Deferred revenue...............................................             7,577               9,735
   Current portion of long-term obligations.......................               116                  17
                                                                             -------             -------
   Total current liabilities......................................            11,622              15,324

Stockholders' equity:
   Common stock...................................................                 9                   9
    Additional paid-in capital....................................            37,849              36,832
   Retained earnings..............................................             5,073               7,061
   Accumulated other comprehensive loss...........................               (26)               (129)
                                                                             -------             -------
   Total stockholders' equity.....................................            42,905              43,773
                                                                             -------             -------

   Total liabilities and stockholders' equity.....................           $54,527             $59,097
                                                                             =======             =======


                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (in thousands, except per share data, unaudited)

                                                                       Three months ended             Six months
                                                                            March 31,                   ended
                                                                                                       March 31,
                                                                    -------------------------  -----------------------
                                                                        1998         1999         1998        1999
                                                                    ------------  -----------  ----------  -----------

Revenue:
 License revenue..................................................      $ 6,092       $ 8,619     $13,463      $16,428
 Service and maintenance revenue..................................        4,197         4,760       7,698        9,136
                                                                        -------       -------     -------      -------
   Total revenue..................................................       10,289        13,379      21,161       25,564
                                                                        -------       -------     -------      -------

Cost of revenue:
 Cost of license revenue..........................................          516           561       1,055        1,057
 Cost of service and maintenance revenue..........................        1,223         1,764       2,156        3,338
                                                                        -------       -------     -------      -------
   Total cost of revenue..........................................        1,739         2,325       3,211        4,395
                                                                        -------       -------     -------      -------

   Gross profit...................................................        8,550        11,054      17,950       21,169
                                                                        -------       -------     -------      -------

Operating expenses:
 Product development..............................................        2,356         2,620       4,532        4,861
 Sales and marketing..............................................        4,714         5,665       9,069       11,073
 General and administrative.......................................        1,007         1,384       2,080        2,597
 Acquisition, relocation and goodwill amortization costs..........        1,209           102       1,209          102
                                                                        -------       -------     -------      -------
   Total operating expenses.......................................        9,286         9,771      16,890       18,633
                                                                        -------       -------     -------      -------

   Income (loss) from operations..................................         (736)        1,283       1,060        2,536
Other income, net.................................................          264           408         647          523
                                                                        -------       -------     -------      -------
   Income (loss) before income taxes..............................         (472)        1,691       1,707        3,059
Income tax expense (benefit)......................................         (165)          592         456        1,071
                                                                        -------       -------     -------      -------
   Net income (loss)..............................................      $  (307)      $ 1,099     $ 1,251      $ 1,988
                                                                        =======       =======     =======      =======
Pro forma net income data:
 Income before income taxes, as reported..........................                                $ 1,707
 Pro forma income tax expense.....................................                                    597
                                                                                                  -------
   Pro forma net income...........................................                                $ 1,110
                                                                                                  =======
 Pro forma diluted earnings per share.............................                                  $0.11
                                                                                                  =======


Basic earnings (loss) per share...................................       $(0.03)        $0.10       $0.12        $0.18
                                                                        =======       =======     =======      =======
Diluted earnings (loss) per share.................................      $( 0.03)        $0.10       $0.11        $0.18
                                                                        =======       =======     =======      =======


Shares used in basic per share calculation........................       10,128        10,531      10,084       10,893
Shares used in diluted per share calculation......................       10,924        11,185      10,893       11,091


                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (in thousands, unaudited)

                                                                                Six months ended
                                                                                    March 31,
                                                                         --------------------------------
                                                                              1998             1999
                                                                         ---------------  ---------------
Cash flows from operating activities:
   Net income..........................................................         $ 1,251         $  1,988
 Adjustments to reconcile net income to net cash from operating activities:
   Depreciation and amortization.......................................           1,308            1,853
   Loss on disposal of assets..........................................              --               58
  Changes in assets and liabilities:
    Accounts receivable................................................            (138)            (991)
    Prepaid expenses and other current assets..........................            (352)            (230)
    Other noncurrent assets............................................          (1,917)          (1,106)
    Accounts payable and accrued expenses..............................             687            1,678
    Deferred  revenue..................................................             511            1,865
                                                                                -------         --------
      Net cash from operating activities...............................           1,350            5,115
                                                                                -------         --------

Cash flows from investing activities:
   Purchase of business net of cash acquired...........................              --          (11,840)
   Equipment acquisitions..............................................          (2,420)            (692)
                                                                                -------         --------
      Net cash from investing activities...............................          (2,420)         (12,532)
                                                                                -------         --------

Cash flows from financing activities:
   Payments on long-term debt and capital lease obligations............             (89)            (100)
   Net proceeds from issuance of common stock, net.....................             351              337
   Purchase of treasury stock..........................................              --           (1,627)
   Stock issuance costs................................................             (23)              --
   Payments of dividends...............................................            (426)              --
   Proceeds from exercise of stock options.............................             228              272
                                                                                -------         --------
      Net cash from financing activities...............................              41           (1,118)
                                                                                -------         --------

Effect of exchange rate changes on cash................................              63              (92)
                                                                                -------         --------
      Net change in cash and cash equivalents..........................            (966)          (8,627)
Cash, cash equivalents and short term investments at beginning of                35,737           35,264
 period................................................................         -------         --------

Cash, cash equivalents and short term investments at end of period.....          34,771           26,637
                                                                                =======         ========



                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



1.   Basis of Presentation

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto (the Consolidated Financial Statements) for the year ended September 30, 1998, as included in the Company's annual report on Form 10-K.

2.   Common stock repurchase

     In October 1998, the Board of directors authorized the Company to repurchase up to the lessor of 500,000 shares of the Company's common stock or $10,000,000. The Company purchased 110,000 ($812,000) and 90,000
     ($815,000) of its common shares during the three months ended March 31, 1999 and December 31, 1998 respectively. The Company has used 142,252 of the repurchased shares for employee benefit plans as of March 31, 1999. The effect of the common stock repurchase on the calculation of earnings per share was insignificant.

3.   Acquisition

     On March 1, 1999, the Company acquired 100% of the outstanding stock of NobleNet Inc. (NobleNet) for $11.8 million in cash. NobleNet develops and distributes object oriented software applications. The acquisition has been accounted for under the purchase method and accordingly, the accompanying financial statements include NobleNet's results beginning with the acquisition date. The purchase price has been allocated to the assets of NobleNet based on their respective fair values. The excess of the purchase price over assets acquired approximated $12.0 million and is being amortized over 10 years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section "Risk Factors" and "Business" in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     Rogue Wave was founded in 1989 to provide reusable software parts for the development of object-oriented software applications. The Company operated as a Subchapter S corporation until June 1994. In October 1995, Rogue Wave merged with Inmark Development Corporation ("Inmark"), a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. In February 1998, the Company merged with Stingray Software, Inc. ("Stingray"), a privately held corporation specializing in the development and distribution of object-oriented development tools for Windows programmers and is a leading provider of Visual C++ class libraries. Both transactions were accounted for as a pooling-of-interests business combination. See Note 2 of Notes to Consolidated Financial Statements. In March 1999, the Company merged with NobleNet, Inc. (NobleNet), a company that develops and markets software products that allow existing information technology (IT) systems to communicate and interoperate across corporate networks and the Internet. NobleNet's products are used to build sophisticated, enterprise-wide, distributed applications that run on more than forty platforms.

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

     International revenue accounted for approximately 24%, 28% and 24% of total revenue in fiscal 1997, 1998 and the six months ended March 31, 1999, respectively. In January 1996, the Company established a wholly owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.

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

     The Company acquired a controlling interest in HotData, Inc. ("HotData") for $1.3 million on October 1, 1997. HotData began operations during 1997 and has developed technology relating to the collection and verification of data across the Internet. On September 1, 1998, HotData issued common stock to additional investors thereby reducing the Company's percentage ownership from 78% to 42%. The HotData investment was accounted for using the equity method of accounting for fiscal 1998 and 1999. As of March 31, 1999, the Company's share of HotData's losses had reduced the Company's investment balance to zero.

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

                                                                               Percentage of Total Net Revenues
                                                                  -------------------------------------------------------
                                                                        Three months ended          Six months ended
                                                                            March 31,                   March 31,
                                                                  ----------------------------  --------------------------
                                                                       1998           1999           1998          1999
                                                                  -------------  -------------  -------------  -----------

Revenue:
 License revenue..................................................          59%            64%            64%          64%
 Service and maintenance revenue..................................          41%            36%            36%          36%
                                                                          ----           ----           ----         ----
   Total revenue..................................................         100%           100%           100%         100%
                                                                          ----           ----           ----         ----

Cost of revenue:
 Cost of license revenue..........................................           5%             4%             5%           4%
 Cost of service and maintenance revenue..........................          12%            13%            10%          13%
                                                                          ----           ----           ----         ----
   Total cost of revenue..........................................          17%            17%            15%          17%
                                                                          ----           ----           ----         ----
   Gross profit                                                             83%            83%            85%          83%
                                                                          ----           ----           ----         ----

Operating expenses:
 Product development..............................................          23%            20%            21%          20%
 Sales and marketing..............................................          46%            42%            43%          43%
 General and administrative.......................................          10%            10%            10%          10%
 Acquisition, relocation and goodwill amortization costs...........          12%             1%             6%           0%
                                                                          ----           ----           ----         ----
   Total operating expenses.......................................          91%            73%            80%          73%
                                                                          ----           ----           ----         ----

   Income (loss) from operations..................................         (8)%            10%             5%          10%
Other income, net.................................................           3%             3%             3%           2%
                                                                          ----           ----           ----         ----
   Income before income taxes.....................................         (5)%            13%             8%          12%
Income tax expense................................................         (2)%             5%             2%           4%
                                                                          ----           ----           ----         ----
   Net income.....................................................         (3)%             8%             6%           8%
                                                                          ====           ====           ====         ====



Revenue

     Total revenue for the three and six months ended March 31, 1999 was $13.4 million and $25.6 million, respectively, versus $10.3 million and $21.2 million for the three and six months ended March 31, 1998, representing an increase of 30% and 21%, respectively. License revenue for the three and six months ended March 31, 1999 were $8.6 million and $16.4 million, respectively, versus $6.1 million and $13.5 million for the three and six months ended March 31, 1998, representing and increase of 41% and 22%, respectively. License revenue increased primarily as a result of an increase in the number of licenses sold to existing and new customers, reflecting additional product offerings, an expanding market, increased market awareness and expansion of the Company's telesales and direct sales organization and international presence.

     Service and maintenance revenue for the three and six months ended March 31, 1999 was $4.8 million and $9.1 million, respectively, versus $4.2 million and $7.7 million for the three and six months ended March 31,1998, representing an increase of 13% and 19%, respectively. These increases in service and maintenance revenue were primarily attributable to increased sales volume of the Company's support and maintenance services related to the Company's larger installed base.

Cost of Revenue

     Cost of license revenue for the three and six months ended March 31, 1999 were $561,000 and $1.1 million, respectively, versus $516,000 and $1.1 million for the three and six months ended March 31, 1998, representing an increase of 9% and 0%, respectively. As a percentage of total revenue, cost of license revenue was 4% and 4% for the three and six months ended March 31, 1999 versus 5% and 5% for the three and six months ended March 31, 1998. The decrease in cost of license revenue as a percentage of total license revenue are primarily the result of varying levels of royalties paid, changes in product mix and the timing of large site license sales. The increase in the cost of license revenue is primarily attributable to the growth in revenue.

     Cost of service and maintenance revenue for the three and six months ended March 31, 1999 were $1.8 million and $3.3 million, respectively, versus $1.2 million and $2.2 million for the three and six months ended March 31, 1998 representing an increase of 44% and 55%, respectively. As a percentage of total revenue, cost of service and maintenance revenue was 13% for the three and six months ended March 31, 1999 versus 12% and 10% for the three and six months ended March 31, 1998. The increases in cost of service and maintenance revenue was due primarily to the use of outside contractors during the quarter and six months ended March 31, 1999 to help provide consulting services. While the Company expects that service and maintenance revenue will continue to grow, the Company does not believe the cost of such revenue will increase as a percentage of total revenue.

Operating Expenses

     Product development expense for the three and six months ended March 31, 1999 were $2.6 million and $4.9 million, respectively, versus $2.4 million and $4.5 million for the three and six months ended March 31, 1998 representing an increase of 11% and 7%, respectively. As a percentage of total revenue, product development expenses was 20% for the three and six months ended March 31, 1999 versus 23% and 21% for the three and six months ended March 31, 1998. The increase in product development expenses was primarily attributable to the hiring of additional product development personnel. The decrease in product development expenses as a percentage of revenue is due primarily to the slower growth development expense relative to the growth in revenue. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in absolute dollars and as a percentage of revenue through fiscal 1999 as the Company continues to increase its product development capacity.

     Sales and marketing expense for the three and six months ended March 31, 1999 were $5.7 million and $11.1 million, respectively, versus $4.7 million and $9.1 million for the three and six months ended March 31, 1998 representing an increase of 20% and 22%, respectively. As a percentage of total revenue, sales and marketing expenses were 42% and 43% for the three and six months ended March 31, 1999 versus 46% and 43% for the three and six months ended March 31, 1998. The increase in sales and marketing expense was primarily due to continued investment in systems and personnel to expand the Company's sales channels and the addition of telesales and field sales personnel. The decrease in sales and marketing expense as a percentage of revenue is due primarily to the slower growth in sales and marketing expense relative to the growth in revenue. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue.

     General and administrative expense for the three and six months ended March 31, 1999 were $1.4 million and $2.6 million, respectively, versus $1.0 million and $2.1 million for the three and six months ended March 31, 1998 representing an increase of 37% and 25%, respectively. The increase in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that during the near term its general and administrative expenses will continue to grow in absolute dollars as a result of additional anticipated expansion.

     Merger, reorganization and relocation costs were $102,000 for the three and six months ended March 31, 1999 and $1.2 million for the three and six months ended March 31, 1998. The costs incurred during fiscal 1999 were related to the business combination with NobleNet. The costs incurred during fiscal 1998 were related to the business combination with Stingray and the move of the Company's administrative operations to Boulder, Colorado.

Other Income, Net

     Other income increased during the three months ended March 31, 1999 versus the three months ended March 31, 1998 due primarily to a reduction in the Company's minority share in the loss of an equity investment. The decrease in other income for the six months ended March 31, 1999 versus the six months ended March 31, 1998 is due primarily to the Company's minority share in the loss of an equity investment of $197,000 during the three months ended December 31, 1998. The majority of other income consists of interest income on the Company's short-term investments.

Income Tax Expense

     The Company's effective tax rate for three and six months ended March 31, 1999, was 35% compared to 35% and 27% for the three and six months ended March 31, 1998, respectively. The effective rate for the six months ended March 31, 1998 reflects the exclusion of earnings due to the Subchapter S status of Stingray. The Company anticipates its fiscal 1999 effective tax rate will be approximately 35% percent; however, this rate could change based on a change in the percentage of total revenue derived from international sources.

Liquidity and Capital Resources

     The increase in cash flows from operations was due primarily to an increase in net income and changes in working capital. The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. Short-term investments primarily consist of commercial paper with original maturities of 180 days or less which are held as securities available for sale. The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Risk Factors - Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results," and "-Future Acquisitions."

Uncertainty of the Effects of the Year 2000 on Computer Programs and Systems

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

     We are currently reviewing and testing all of our products for the transition to the 21st century. In addition, we have developed and circulated to our customers a standard for evaluating software reliability during the century transition and provided information on compliance with existing standards addressing the year 2000 problem.

     We have identified year 2000-related issues in two of our currently supported products: Tools.h++ and Objective Grid. Both products were designed to function properly during the century transition. However, in Tools.h++, the range of years that the current implementation of Class RWTime can store spans only 1901 to 2037. This upper limit is found on platforms that implement unsigned longs with 32 bits. Furthermore, Tools.h++ will convert a two-digit date input of `00' to the four-digit year `1900.' In the current release of Objective Grid, the product does not recognize the year 2000 as a leap year and may, under certain circumstances, convert two-digit date input into four-digit date input in a consistent manner. However, both Tools.h++ and Objective Grid accept four-digit date inputs. We will eliminate these year 2000-related issues in a future release of Tools.h++ and Objective Grid.

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

     The Company has established a year 2000 project team to develop and implement a comprehensive four-phase year 2000 readiness plan for its worldwide operations relating to the Company's internal IT and non-IT systems and third party customers, vendors and others with whom the Company does business. Phase One (Inventory) consists of identifying all potential business disruption problems, including those with products and systems, as well as potential disruption from suppliers and other third parties. Phase Two (Assessment) involves determining the Company's current state of year 2000 readiness for those areas identified in the inventory phase and prioritizing the areas that need to be fixed. Phase Three (Remediation) consists of programs to solve or mitigate any identified year 2000 problems. Phase Four (Contingency) consists of developing contingency plans to attain year 2000 readiness.

     With respect to its most critical internal IT systems, consisting of accounting, data processing and other systems, the Company has completed the Inventory phase and the Assessment phase is approximately 95% complete. The Remediation phase is approximately 50% complete with an anticipated completion date of June 30, 1999. The Company believes that its internal computer systems will be year 2000 compliant and that the risk of major disruption from these systems due to year 2000 issues is minimal. No system implementations will be undertaken for the sole purpose of becoming year 2000 compliant but rather in the course of introducing new systems and system upgrades to support the Company's recent rapid growth, including growth through acquisitions. The cost related to year 2000 compliance involved in system implementations is estimated at approximately $60,000.

     With respect to non-critical IT systems, consisting primarily of security systems, fax machines, and other miscellaneous systems, and non-IT embedded systems, the Company initiated formal communications with its significant suppliers and financial institutions to evaluate their year 2000 compliance plans and state of readiness. The Company has completed the Inventory and Assessment phases and the Remediation phase is approximately 95% complete. The Company expects to fund any remediation costs from operating cash flows and has not established any specific reserves for those costs. The Company has not yet incurred any material costs specifically related to becoming year 2000 compliant in its non-critical IT and non-IT embedded systems but anticipates the cost to be approximately $75,000. As with critical IT systems, discussed above, many of the Company's non-critical IT systems have been, or will be, replaced or upgraded to accommodate expanded business processes due to recent growth and merger activity. No system implementations will be undertaken for the sole purpose of becoming year 2000 compliant.

     The above discussion regarding costs, risks and estimated completion dates for the year 2000 is based on the Company's best estimates given information that is currently available, and is subject to change. There can be no assurance that actual costs will not substantially exceed the Company's assessment due to internal year 2000 problems or year 2000 problems associated with the Company's IT and non-IT systems and products. In addition, while the Company believes it has achieved year 2000 compliance with respect to its software products and critical IT systems, there could be unanticipated year 2000 related failures in such products or systems that could have a material and adverse effect on the Company's results of operations and financial condition. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remediated in a timely manner, or that a failure to remediate by another company, including without limitation any of the Company's vendors, customers, or partners, or a remediation that is incompatible with the Company's systems would not have a material adverse effect on the Company.

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

 .   the timing of new product introductions and product enhancements

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

     We base operating expenses on anticipated revenue trends and a high percentage of these expenses are relatively fixed. As a result, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter to quarter and could lead to significant losses. In addition, we contributed technology to and made an investment in HotData, Inc. ("HotData") in order to develop technology relating to the collection and verification of data across the Internet. We account for HotData using the equity method of accounting. Accordingly, HotData's financial results affect our financial results, and fluctuations in their results will cause fluctuations in our operating results. As a result of these factors, operating results and growth rates for any particular quarter or other fiscal period may not be indicative of future operating results. Furthermore, fluctuations in our quarterly operating results will likely result in volatility in the price of our Common Stock in the future.

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

     For example, the acquisition of Stingray Software, Inc. resulted in our product development team being distributed in four separate sites across the country. The difficulty of managing this distribution contributed to our decision during 1998 to close two of our four development sites. The closures resulted in one-time charges of approximately $580,000 and caused disruption to our development efforts. In addition, we recently moved our administrative operations from Corvallis, Oregon, to Boulder, Colorado. This move has resulted in the distribution of our senior management team, which may make managing our operations in the future more difficult. More recently, we completed the acquisition of NobleNet, increasing again the number of development sites we are required to manage.

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

     Competition. Our products target the emerging market for network-based applications, C++, Visual C++/MFC, Visual Basic/ActiveX and Java software parts and programming tools. Direct competitors in the network based application and C++ market include Microsoft (with its Microsoft Foundation Classes, "MFC"), IBM, ILOG, IONA Technologies, BEA Systems, and Inprise and several privately held companies. Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft may decide in the future to devote more resources to or broaden the functions of MFC in order to address and more effectively compete with the functionality of our products. We face direct competition in the Java market from Inprise, JavaSoft (a business unit of Sun Microsystems), Microsoft, Sybase, Symantec and other companies for our Java products and expect to face significant competition in the future from such companies with respect to other Java products we may introduce.

     Software applications can also be developed using software parts and programming tools in environments other than C++ or Java. Indirect competitors with such offerings include Microsoft (with its ActiveX technology), Inprise, Oracle, and Powersoft (a subsidiary of Sybase). Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than we do. In addition, several database vendors, such as Informix, Oracle and Sybase are increasingly developing robust software parts for inclusion with their database products and may begin to compete with us in the future. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like our current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than we do. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we may.

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

     We frequently evaluate strategic opportunities available to us and may in the future pursue additional acquisitions of complementary technologies, products or businesses. Future acquisitions of complementary technologies, products or businesses will result in the diversion of management's attention from the day-to-day operations of our business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. Our failure to successfully manage future acquisitions may have a material adverse effect on our business and financial results. Most recently, we completed the acquisition and commenced the integration of NobleNet. While we do not believe that the acquisition and commencement of integration of NobleNet, its technology and personnel had a negative impact on our business or operating results during the second fiscal quarter of 1999, the integration could have a material adverse effect on our business and financial results for the reasons described above.

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

     Dependence Upon Key Personnel. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. We believe that the technological and creative skills of our personnel are essential to establishing and maintaining a leadership position, particularly in light of the fact that our intellectual property, once sold to the public market, is easily replicated. The loss of the services of one or more of our executive officers or key technical personnel would have a material adverse effect on our business. In particular, the services of Thomas Keffer and Michael Scally, the Company's Chairman of the Board, and President and Chief Executive Officer, respectively, would be difficult to replace. We have key person life insurance policies in the amount of $2.0 million each for Dr. Keffer and Mr. Scally.

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

     We are currently reviewing and testing all of our products for the transition to the 21st century. In addition, we have developed and circulated to our customers a standard for evaluating software reliability during the century transition and provided information on compliance with existing standards addressing the year 2000 problem.

     Although our products have and are continuing to undergo normal quality testing procedures, there can be no assurance that these products contain all necessary date code changes. For example, our testing has identified year 2000-related issues in two of our currently supported products: Tools.h++ and Objective Grid. While we plan to eliminate these year 2000-related issues in a future release of Tools.h++ and Objective Grid, additional problems may be identified as we complete our year 2000 readiness plan. Any system malfunctions due to the onset of the year 2000 and any disputes with customers relating to year 2000 compliance, including licensees of non-compliant products that we are unable to locate, could have a material adverse effect on our business.

     While our current best estimates of the cost and risks posed by the year 2000 are that the year 2000 will not result in either material costs or liabilities, these estimates are based on information that is currently available, and is subject to change. There can be no assurance that actual costs will not substantially exceed our assessment due to internal year 2000 problems or year 2000 problems associated with our IT and non-IT systems and products. In addition, while we believe that we have achieved year 2000 compliance with respect to many of our software products and critical IT systems, there could be unanticipated year 2000 related failures in such products or systems that could have a material and adverse effect on our business, results of operations and financial condition. Further, there can be no guarantee that the systems of other companies on which our systems rely will be remediated in a timely manner, or that a failure to remediate by another company, including without limitation any of our vendors, customers, or partners, or a remediation that is incompatible with our systems would not have a material adverse effect on us.

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

     Risk Of Product Defects. Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or "bugs", or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or require design modifications, either of which could lead to a loss in revenue. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Despite extensive testing by us and by current and potential customers, errors may be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, the payment of monetary damages, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect upon our business and results of operations.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on short-term investments and foreign currency exchange rate fluctuations.

     As of March 31, 1999, short-term investments of $16.3 million were held available for sale with acquired maturities of less than 180 days. Short-term investments consist primarily of high credit and highly liquid corporate commercial paper. A substantial reduction in overall interest rates would not have a material affect on the financial position of the Company.

     Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the German mark. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at March 31, 1999, movements in foreign currency rates would not materially affect the financial position of the Company. As of March 31, 1999, the Company had outstanding short-term forward exchange contracts to exchange German marks for U.S. dollars in the amount of $1.3 million.

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

  2.4(4) Articles of Merger and Plan of Merger dated February 27, 1998, filed with the Secretary of State of North Carolina on February 27, 1998.

  2.5(6) Agreement and Plan of Merger and Reorganization among Rogue Wave Software, Inc., a Delaware corporation, NN Acquisition Corp., a Delaware corporation, NobleNet, Inc., a Delaware corporation and Steve Lemmo, as agent for the stockholders of NobleNet, dated as of February 11, 1999.

  2.6(6) Certificate of Merger and Plan of Merger dated March 1, 1998, filed with the Secretary of State of the State of Delaware on March 1, 1999.

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

  (3) Filed as Exhibit 2.1 to the Registrant's Form 8-K dated February 27, 1998 and filed on March 9, 1998.

  (4) Filed as Exhibit 2.2 to the Registrant's Form 8-K dated February 27, 1998 and filed on March 9, 1998.

  (5) Filed as Exhibit 4.1 to the Registrant's Form 8-K dated February 27, 1998 and filed on March 9, 1998.

  (6) Filed as an exhibit to the Registrant's Form 8-K dated March 1, 1999 and filed on March 9, 1999.

Items 1, 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ROGUE WAVE SOFTWARE, INC.
                         (Registrant)



Date:  May 13, 1999      ___________________________
                         ROBERT M. HOLBURN, JR.
                         CHIEF FINANCIAL OFFICER


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ROGUE WAVE SOFTWARE, INC.
                         (Registrant)



Date:  May 13, 1999      /S/ ROBERT M. HOLBURN, JR.
                         --------------------------
                         ROBERT M. HOLBURN, JR.
                         CHIEF FINANCIAL OFFICER