Form 10-Q
period 1999-06-30
ROGUE WAVE SOFTWARE INC /OR/
filed 1999-08-16
CIK 1023184

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X       NO ___
                                        -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at June 30, 1999
               -----                         ----------------------------
   Common Stock, $0.001 par value                      10,422,935

                           ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                     Page No.
                                                                                     --------
PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

                  Condensed Consolidated Balance Sheets at September 30, 1998
                  and June 30, 1999.................................................      3

                  Consolidated Statements of Operations for the three and nine
                  months ended June 30, 1998 and 1999...............................      4

                  Consolidated Statements of Cash Flows for the
                  nine months ended June 30, 1998 and 1999..........................      5

            Notes to Consolidated Financial Statements..............................      6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................................      7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..............     20

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K........................................     21

SIGNATURES..........................................................................     23

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                            September 30,          June 30,
                                                                1998                 1999
                                                           ---------------      ---------------
                                                                                  (unaudited)
                         ASSETS

Current assets:
   Cash, cash equivalents and short term investments.....      $35,264               $27,205
   Accounts receivable, net..............................        7,341                 9,381
   Prepaid expenses and other current assets.............        2,799                 2,650
                                                               -------               -------
      Total current assets...............................       45,404                39,236

Equipment, net...........................................        4,820                 4,283
Goodwill, net............................................        1,127                12,994
Other assets, net........................................        3,176                 3,102
                                                               -------               -------
      Total assets.......................................      $54,527               $59,615
                                                               =======               =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................      $ 1,067               $   226
   Accrued expenses......................................        2,862                 4,964
   Deferred revenue......................................        7,577                10,290
   Current portion of long-term obligations..............          116                    11
                                                               -------               -------
      Total current liabilities..........................       11,622                15,491

Stockholders' equity:
   Common stock..........................................            9                    10
   Additional paid-in capital............................       37,849                36,668
   Retained earnings.....................................        5,073                 7,495
   Accumulated other comprehensive loss..................          (26)                  (49)
                                                               -------               -------
      Total stockholders' equity.........................       42,905                44,124
                                                               -------               -------
      Total liabilities and stockholders' equity.........      $54,527               $59,615
                                                               =======               =======


                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share data, unaudited)

                                                                  Three months ended       Nine months ended
                                                                       June 30,                June 30,
                                                                 --------------------     -------------------
                                                                  1998          1999       1998         1999
                                                                  ----          ----       ----         ----
Revenue:
  License revenue............................................    $ 7,396      $ 8,209     $20,859     $24,637
  Service and maintenance revenue............................      3,749        5,822      11,447      14,958
                                                                 -------      -------     -------     -------
     Total revenue...........................................     11,145       14,031      32,306      39,595
                                                                 -------      -------     -------     -------

Cost of revenue:
  Cost of license revenue....................................        639          533       1,694       1,590
  Cost of service and maintenance revenue....................      1,418        2,025       3,574       5,363
                                                                 -------      -------     -------     -------
     Total cost of revenue...................................      2,057        2,558       5,268       6,953
                                                                 -------      -------     -------     -------
     Gross profit............................................      9,088       11,473      27,038      32,642
                                                                 -------      -------     -------     -------

Operating expenses:
  Product development........................................      2,853        3,295       7,706       8,156
  Sales and marketing........................................      5,107        6,041      14,345      17,114
  General and administrative.................................      1,065        1,325       3,186       3,922
  Acquisition, relocation and goodwill amortization costs....        580          384       1,789         486
                                                                 -------      -------     -------     -------
     Total operating expenses................................      9,605       11,045      27,026      29,678
                                                                 -------      -------     -------     -------
     Income (loss) from operations...........................       (517)         428          12       2,964
Other income, net............................................        537          239       1,715         762
                                                                 -------      -------     -------     -------
     Income before income taxes..............................         20          667       1,727       3,726
Income tax expense...........................................          7          233         463       1,304
                                                                 -------      -------     -------     -------
     Net income..............................................    $    13      $   434     $ 1,264     $ 2,422
                                                                 =======      =======     =======     =======

Pro forma net income data:
  Income before income taxes, as reported....................                             $ 1,727
  Pro forma income tax expense...............................                                 604
                                                                                          -------
     Pro forma net income....................................                             $ 1,123
                                                                                          =======

  Pro forma diluted earnings per share.......................                             $  0.10
                                                                                          =======

Basic earnings per share.....................................    $  0.00      $  0.04     $  0.12     $  0.23
                                                                 =======      =======     =======     =======
Diluted earnings per share...................................    $  0.00      $  0.04     $  0.12     $  0.22
                                                                 =======      =======     =======     =======
Shares used in basic per share calculation...................     10,250       10,405      10,139      10,429
Shares used in diluted per share calculation.................     10,660       10,882      10,817      10,984


                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (in thousands, unaudited)

                                                                                         Nine months ended
                                                                                              June 30,
                                                                                     ------------------------
                                                                                       1998            1999
                                                                                       ----            ----
Cash flows from operating activities:
  Net income..................................................................       $  1,264       $   2,422
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization.............................................          2,116           2,892
    Loss on disposal of assets................................................             --              58
    Changes in assets and liabilities:
      Accounts receivable.....................................................           (319)         (1,858)
      Prepaid expenses and other current assets...............................         (1,357)            512
      Other noncurrent assets.................................................         (1,977)         (1,001)
      Accounts payable and accrued expenses...................................           (771)            704
      Deferred  revenue.......................................................            609           2,420
                                                                                     --------       ---------
        Net cash from operating activities....................................           (435)          6,149
                                                                                     --------       ---------

Cash flows from investing activities:
  Purchase of business net of cash acquired...................................             --         (11,840)
  Equipment acquisitions......................................................         (3,169)         (1,068)
                                                                                     --------       ---------
        Net cash from investing activities....................................         (3,169)        (12,908)
                                                                                     --------       ---------

Cash flows from financing activities:
  Payments on long-term debt and capital lease obligations....................           (366)           (105)
  Net proceeds from issuance of common stock, net.............................            352             337
  Purchase of treasury stock..................................................             --          (1,883)
  Stock issuance costs........................................................           (177)             --
  Payments of dividends.......................................................           (426)             --
  Proceeds from exercise of stock options.....................................            327             364
                                                                                     --------       ---------
        Net cash from financing activities....................................           (290)         (1,287)
                                                                                     --------       ---------
Effect of exchange rate changes on cash.......................................             13             (13)
                                                                                     --------       ---------
        Net change in cash and cash equivalents...............................         (3,881)         (8,060)
Cash, cash equivalents and short term investments at beginning of period......         35,737          35,264
                                                                                     --------       ---------
Cash, cash equivalents and short term investments at end of period............       $ 31,856       $  27,205
                                                                                     ========       =========



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

2.   Common Stock Repurchase

     In October 1998, the Board of directors authorized the Company to repurchase up to the lesser of 500,000 shares of the Company's common stock or $10,000,000. The Company purchased 230,000 shares ($1.9 million) of its common shares during the nine months ended June 30, 1999. The Company has used 178,053 of the repurchased shares for employee benefit plans as of June 30, 1999.

3.   Acquisition

     On March 1, 1999, the Company acquired 100% of the outstanding stock of NobleNet,Inc. (NobleNet) for $11.8 million in cash. The acquisition has been accounted for under the purchase method and accordingly, the accompanying financial statements include NobleNet's results beginning with the acquisition date. The purchase price has been allocated to the assets of NobleNet based on their respective fair values. The excess of the purchase price over assets acquired approximated $12.0 million and is being amortized over 10 years. The pro forma information that follows assumes that the acquisition of NobleNet took place as of October 1, 1997. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                     Nine Months Ended
                                       June 30, 1998     June 30, 1999
     Revenue                             $33,977            $40,234
     Net Loss                             (1,798)              (462)
     Basic Earnings Per Share              (0.13)             (0.04)
     Diluted Earnings Per Share            (0.12)             (0.04)

4.   Earnings Per Share

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method. The difference between basic earnings per share and diluted earnings per share is due to the effect of outstanding stock options.

5.   Pro Forma Net Income

     Pro forma data is reflected for the nine months ended June 30, 1998 due to Stingray, which was acquired in February 1998 in a pooling of interests business combination, being a subchapter S corporation prior to its acquisition.

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

Overview

     Rogue Wave was founded in 1989 to provide reusable software parts for the development of object-oriented software applications. The Company operated as a Subchapter S corporation until June 1994. In October 1995, Rogue Wave merged with Inmark Development Corporation ("Inmark"), a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. In February 1998, the Company merged with Stingray Software, Inc. ("Stingray"), a privately held corporation specializing in the development and distribution of object-oriented development tools for Windows programmers and a leading provider of Visual C++ class libraries. Both transactions were accounted for as a pooling-of-interests business combination. In March 1999, the Company merged with NobleNet, Inc.(NobleNet) in a purchase business combination. NobleNet specialized in building and marketing software products that allow existing information technology (IT) systems to communicate and interoperate across corporate networks and the Internet. The products are used to build sophisticated, enterprise-wide, distributed applications that run on more than forty platforms.

     To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is recognized upon execution of a license agreement and shipment of the product if no significant contractual obligations remain and collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Service and maintenance revenue consists of fees that are charged separately from the product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically 12 months. Service revenue consists of training and consulting services and is recognized upon completion of the related activity. The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statements of Position 97-2 and 98-4, relating to Software Revenue Recognition.

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

     International revenue accounted for approximately 24%, 28% and 24% of total revenue in fiscal 1997, 1998 and the nine months ended June 30, 1999, respectively. In January 1996, the Company established a wholly owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. The Company has initiated a management reorganization that is expected to support accelerated European growth. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.

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

     The Company acquired a controlling interest in HotData, Inc. ("HotData") for $1.3 million on October 1, 1997. HotData began operations during 1997 and has developed technology relating to the collection and verification of data across the Internet. On September 1, 1998, HotData issued common stock to additional investors thereby reducing the Company's percentage ownership from 78% to 42%. The HotData investment was accounted for using the equity method of accounting for fiscal 1998 and 1999. As of June 30, 1999, the Company's share of HotData's losses had reduced the Company's investment balance to zero.

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

     In June 1998, the Company implemented a reorganization and realignment of its product strategy. Cost saving actions were taken which resulted in the closing of its Mountain View, California, and Charlotte, North Carolina, development operations, reducing its domestic administration staff and began the process of consolidating the Oregon operations into one facility. In connection with these actions, the Company incurred a $580,000 reorganization charge primarily consisting of severance and lease termination costs in the quarter ended June 30, 1998.

     In March 1999, the Company acquired all of the outstanding shares of NobleNet common stock which was accounted for under the purchase method for approximately $11.8 million in cash. NobleNet's Nouveau technology, the industry's first Internet-generation Object Request Broker (ORB), will expand Rogue Wave's product offering by providing a unified architecture for building high performance, distributed applications that interoperate across an enterprise or over the Internet. The synergy between Rogue Wave's component technology and NobleNet's ORB technology will provide solutions that offer flexibility, performance and scalability to build and deploy complete, reliable Internet applications. The Company incurred approximately $486,000 in goodwill amortization costs during fiscal 1999.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net revenues represented by certain line items in the Company's Consolidated Statements of Operations.

                                                          Percentage of Total Net Revenues
                                                  ----------------------------------------------
                                                   Three months ended        Nine months ended
                                                        June 30,                     June 30,
                                                  --------------------     ---------------------
                                                     1998       1999          1998        1999
                                                     ----       ----          ----        ----
Revenue:
 License revenue................................       66%        59%           65%         62%
 Service and maintenance revenue................       34%        41%           35%         38%
                                                     ----       ----          ----        ----
   Total revenue................................      100%       100%          100%        100%
                                                     ----       ----          ----        ----

Cost of revenue:
 Cost of license revenue........................        6%         4%            5%          4%
 Cost of service and maintenance revenue........       13%        14%           11%         14%
                                                     ----       ----          ----        ----
   Total cost of revenue........................       19%        18%           16%         18%
                                                     ----       ----          ----        ----
   Gross profit                                        81%        82%           84%         82%
                                                     ----       ----          ----        ----

Operating expenses:
 Product development............................       25%        23%           24%         21%
 Sales and marketing............................       46%        43%           44%         43%
 General and administrative.....................       10%        10%           10%         10%
 Merger, reorganization and relocation costs....        5%         3%            6%          1%
                                                     ----       ----          ----        ----
   Total operating expenses.....................       86%        79%           84%         75%
                                                     ----       ----          ----        ----
   Income (loss) from operations................       (5)%        3%            0%          7%
Other income, net...............................        5%         2%            5%          2%
                                                     ----       ----          ----        ----
   Income before income taxes...................       (0)%        5%            5%          9%
Income tax expense..............................       (0)%        2%            1%          3%
                                                     ----       ----          ----        ----
   Net income.................................. .      (0)%        3%            4%          6%
                                                     ====       ====          ====        ====

Revenue

     Total revenue for the three and nine months ended June 30, 1999 was $14.0 million and $39.6 million, respectively, versus $11.1 million and $32.3 million for the three and nine months ended June 30, 1998, representing an increase of 26% and 23%, respectively. License revenue for the three and nine months ended June 30, 1999 were $8.2 million and $24.6 million, respectively, versus $7.4 million and $20.9 million for the three and nine months ended June 30, 1998, representing an increase of 11% and 18%, respectively. License revenue increased primarily as a result of an expanded market and increased market awareness, expansion of the Company's telesales and direct sales organization, and an increase of average order size.

     Service and maintenance revenue for the three and nine months ended June 30, 1999 was $5.8 million and $15.0 million, respectively, versus $3.7 million and $11.4 million for the three and nine months ended June 30,1998, representing an increase of 55% and 31%, respectively. These increases in service and maintenance revenue were primarily attributable to increased sales volume of the Company's support and maintenance services related to the Company's larger installed base.

Cost of Revenue

     Cost of license revenue for the three and nine months ended June 30, 1999 were $533,000 and $1.6 million respectively versus $639,000 and $1.7 million for the three and nine months ended June 30, 1998, representing a decrease of 17% and 6%, respectively. As a percentage of total revenue, cost of license revenue was 4% for the three and nine months ended June 30, 1999 versus 6% and 5% for the three and nine months ended June 30, 1998. The decrease in cost of license revenue is primarily the result of varying levels of royalties paid, changes in product mix and the timing of large site license sales.

     Cost of service and maintenance revenue for the three and nine months ended June 30, 1999 were $2.0 million and $5.4 million, respectively, versus $1.4 million and $3.6 million for the three and nine months ended June 30, 1998 representing an increase of 43% and 50% respectively. As a percentage of total revenue cost of service and maintenance revenue was 14% for the three and nine months ended June 30, 1999 versus 13% and 11% for the three and nine months ended June 30, 1998. The increases in cost of service and maintenance revenue was due primarily to the use of outside contractors during the quarter and nine months ended June 30, 1999 to help provide consulting services. While the Company expects that service and maintenance revenue will continue to grow, the Company does not believe the cost of such revenue will increase as a percentage of total revenue.

Operating Expenses

     Product development expense for the three and nine months ended June 30, 1999 were $3.3 million and $8.2 million, respectively, versus $2.9 million and $7.7 million for the three and nine months ended June 30, 1998 representing an increase of 15% and 6%, respectively. As a percentage of total revenue product development expenses was 23% and 21% respectively for the three and nine months ended June 30, 1999 versus 25% and 24% for the three and nine months ended June 30, 1998. The increase in product development expenses was primarily attributable to the hiring of additional product development personnel. The decrease in product development expenses as a percentage of revenue is due primarily to the slower growth in development expense relative to the growth in revenue. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase throughout fiscal 1999.

     Sales and marketing expense for the three and nine months ended June 30, 1999 were $6.0 million and $17.1 million, respectively, versus $5.1 million and $14.3 million for the three and nine months ended June 30, 1998 representing an increase of 18% and 19%, respectively. As a percentage of total revenue, sales and marketing expenses were 43% for the three and nine months ended June 30, 1999 versus 46% and 44% for the three and nine months ended June 30, 1998. The increase in sales and marketing expense was primarily due to continued investment in systems and personnel to expand the Company's sales channels and the addition of telesales and field sales personnel. The decrease in sales and marketing expense as a percentage of revenue is due primarily to the slower growth in sales and marketing expense relative to the growth in revenue. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue.

     General and administrative expense for the three and nine months ended June 30, 1999 were $1.3 million and $3.9 million, respectively, versus $1.1 million and $3.2 million for the three and nine months ended June 30, 1998 representing an increase of 24% and 23%, respectively. The increase in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations.

     Acquisition, relocation and goodwill amortization costs were $384,000 and $486,000 for the three and nine months ended June 30, 1999 and $580,000 and $1.8 million for the three and nine months ended June 30, 1998. The costs incurred during fiscal 1999 were related to the amortization of goodwill related to NobleNet. The costs incurred during fiscal 1998 were related to the business combination with Stingray and the move of the Company's administrative operations to Boulder, Colorado.

Other Income, Net

     The decrease in other income for the three and nine months ended June 30, 1999 versus the three and nine months ended June 30, 1998 is due primarily to a reduction of short term investment interest income. The majority of other income consists of interest income on the Company's short-term investments.

Income Tax Expense

     The Company's effective tax rate for three and nine months ended June 30, 1999, was 35% compared to 35% and 27% for the three and nine months ended June 30, 1998 respectively. The effective rate for the nine months ended June 30, 1998 reflects the exclusion of earnings due to the Subchapter S status of Stingray. The Company anticipates its fiscal 1999 effective tax rate will be approximately 35% percent; however, this rate could change based on a change in the percentage of total revenue derived from international sources.

Liquidity and Capital Resources

     The increase in cash flows from operations was due primarily to an increase in net income and changes in working capital. The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. Short-term investments primarily consist of commercial paper with original maturities of 180 days or less which are held as securities available for sale. In addition, the company acquired NobleNet using $11.8 million of available cash. The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Risk Factors - Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results," and "-Future Acquisitions."

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

     We have identified year 2000-related issues with five of our currently supported products: NobleNet RPC and EZ-RPC, Tools.h++, Objective Grid, and Objective Toolkit.

     The Unix versions of NobleNet RPC and EZ-RPC prior to version v3.5 that are licensed for evaluation purposes under a temporary license may fail to operate if the temporary license expires in the year 2000. The operation of this software is not affected by other termination dates, and software issued under perpetual licenses is not affected. The abnormality relates to the license management function of the software and has been remedied in Versions 3.5 and above.

     The Rogue Wave product Tools.h++ contains a date-related limitation that appears in class RWTime. As implemented in all Tools.h++ versions, RWTime permits creation of dates limited to the range of 1901 to 2037 on computer platforms that implement 32 bit unsigned long integers. Version 8.0.0 of Tools.h++ will eliminate this year 2037 restriction in RWTime by introducing a new class, RWDateTime. Furthermore, in Tools.h++ v7.0.x and earlier, a two-digit year input of `00' will be converted to the four-digit year `1900.' Tools.h++ v7.0.3 and later introduces the macro RW_CENTURY_REQD, which limits valid year inputs to four digits. However, all versions of Tools.h++ accept four-digit year input.

     Objective Grid version 7.0 and earlier may, under certain circumstances, use two different algorithms to convert two-digit date input into four-digit year input. However, as with Tools.h++, Objective Grid does accept four-digit year inputs. This year 2000-related issue has been eliminated in the version
7.01 release of Objective Grid. Objective Toolkit versions 5.21 and later are year 2000 compliant when used with Visual C++ versions 4.2 or later.

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

     With respect to its most critical internal IT systems, consisting of accounting, data processing and other systems, the Company has completed the Inventory, and Assessment phases. The Remediation phase is approximately 95% complete with an anticipated completion date of September 30, 1999. The Company believes that its internal computer systems will be year 2000 compliant and that the risk of major disruption from these systems due to year 2000 issues is minimal. No system implementations will be undertaken for the sole purpose of becoming year 2000 compliant but rather in the course of introducing new systems and system upgrades to support the Company's recent rapid growth, including growth through acquisitions. The cost related to year 2000 compliance involved in system implementations is estimated at approximately $60,000.

     With respect to non-critical IT systems, consisting primarily of security systems, fax machines, and other miscellaneous systems, and non-IT embedded systems, the Company initiated formal communications with its significant suppliers and financial institutions to evaluate their year 2000 compliance plans and state of readiness. The Company has completed the Inventory and Assessment phases and Remediation phase is approximately 95% complete. The Company expects to fund any remediation costs from operating cash flows and has not established any specific reserves for those costs. The Company has not yet incurred any material costs specifically related to becoming year 2000 compliant in its non-critical IT and non-IT embedded systems but anticipates the cost to be approximately $75,000. As with critical IT systems, discussed above, many of the Company's non-critical IT systems have been, or will be, replaced or upgraded to accommodate expanded business processes due to recent growth and merger activity. No system implementations will be undertaken for the sole purpose of becoming year 2000 compliant.

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

     One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock. For example, our financial results for the second fiscal quarter of 1998 and the third fiscal quarter of 1999 were below the expectations of public market financial analysts. The primary factors leading to the lower than expected results were (1) the delay of a number of large orders, several due to industry mergers, and (2) the lingering effects of our sales force reorganization during the fall of 1997 and the European reorganization during the spring of 1999. After each such announcement of financial results, the price of our common stock declined materially.

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

     For example, the acquisition of Stingray Software, Inc. resulted in our product development team being distributed in four separate sites across the country. The difficulty of managing this distribution contributed to our decision during 1998 to close two of our four development sites. The closures resulted in one-time charges of approximately $580,000 and caused disruption to our development efforts. In addition, in 1998 we moved our administrative operations from Corvallis, Oregon, to Boulder, Colorado. This move resulted in the distribution of our senior management team, which may make managing our operations in the future more difficult. More recently, we completed the acquisition of NobleNet in the Boston, Massachusetts area, and established a development team in Boulder, Colorado, again adding to the number of development sites and distribution of senior management.

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

     Risks of Future Acquisitions. In the second fiscal quarter of 1998 we completed a business combination with Stingray Software, Inc. Completing the acquisition and commencing the integration of the acquired business required significant attention from our management and caused disruption to our ongoing business. We believe that such disruption had a material adverse effect on the Company's financial results for the second fiscal quarter of 1998. In the second fiscal quarter of 1999, we completed the acquisition of NobleNet, Inc.
We believe that the longer sales cycle and product learning curve had a material adverse effect on our financial results for the third fiscal quarter of 1999.
In addition, the continued integration of these acquisitions may result in material adverse results in future quarters.

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

     Although our products have and are continuing to undergo normal quality testing procedures, there can be no assurance that these products contain all necessary date code changes. For example, our testing has identified year 2000-related issues in five of our currently supported products: NobleNet RPC and EZ-RPC, Tools.h++, Objective Grid, and Objective Toolkit. While we have eliminated these year 2000-related issues in current releases, additional problems may be identified as we complete our year 2000 readiness plan. Any system malfunctions due to the onset of the year 2000 and any disputes with customers relating to year 2000 compliance, including licensees of non-compliant products that we are unable to locate, could have a material adverse effect on our business.

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

     As of June 30, 1999, short-term investments of $16.9 million were held available for sale with acquired maturities of less than 180 days. Short-term investments consist primarily of high credit and highly liquid corporate commercial paper and money market funds. A substantial reduction in overall interest rates would not have a material affect on the financial position of the Company.

     Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the German mark. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at June 30, 1999, movements in foreign currency rates would not materially affect the financial position of the Company. As of June 30, 1999, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $500,000.

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

     10.1(1)  Registrant's 1996 Equity Incentive Plan.

     10.2(1)  Registrant's Employee Stock Purchase Plan.

     10.3(1) Form of Indemnity Agreement entered into between the Registrant and its officers and directors.

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

     27    Financial Data Schedule.

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


                                        ROGUE WAVE SOFTWARE, INC.
                                        (Registrant)



Date:  August 16, 1999                  /s/ ROBERT M. HOLBURN, JR.
                                        ----------------------------------------
                                        ROBERT M. HOLBURN, JR.
                                        CHIEF FINANCIAL OFFICER