Form 10-K
period 1999-09-30
ROGUE WAVE SOFTWARE INC /OR/
filed 1999-12-10
CIK 1023184

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1999

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

                              YES    X        NO
                                    ---           ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of October 31, 1999, there were 10,126,365 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $49,993,864 based upon the closing price of the Common Stock on October 31, 1999 on the NASDAQ National Market System. Shares of Common Stock held by each officer, director and holder of five percent or more of the Common Stock outstanding as of October 31, 1999 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for Registrant's 2000 Annual Meeting of Stockholders to be held January 25, 2000, are incorporated by reference in
Part III of this Form 10-K.

                                   FORM 10-K

                                     INDEX

PART I................................................................................................    Page 2
Item 1.  Business.....................................................................................    Page 2
Item 2.  Properties...................................................................................    Page 14
Item 3.  Legal Proceedings............................................................................    Page 14
Item 4.  Submission of Matters to a Vote of Security Holders..........................................    Page 14

PART II...............................................................................................    Page 15
Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.....................    Page 15
Item 6.  Selected Consolidated Financial Data.........................................................    Page 16
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........    Page 17
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...................................    Page 21
Item 8.  Consolidated Financial Statements and Supplementary Data.....................................    Page 22
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........    Page 22

PART III..............................................................................................    Page 22
Item 10. Directors and Executive Officers of the Registrant...........................................    Page 22
Item 11. Executive Compensation.......................................................................    Page 22
Item 12. Security Ownership of Certain Beneficial Owners and Management...............................    Page 22
Item 13. Certain Relationships and  Related Transactions..............................................    Page 22

PART IV...............................................................................................    Page 23
Item 14. Exhibits, Consolidated Financial Statements, Schedules, and Reports on Form 8-K..............    Page 23

SIGNATURES............................................................................................    Page 24

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

     Rogue Wave's products are marketed to professional programmers in all industrial segments, in all geographic locations, through multiple distribution channels. The Company's products are designed to enable customers to construct robust applications quickly, with higher quality, across multiple platforms, while reducing the complexity associated with the development process. The Company provides customers with proven object-oriented development technology so that they can better apply the principles of software reuse to their own software development efforts. Rogue Wave's products are designed to be general purpose in nature, supporting a broad range of development environments including: Windows, Windows CE, Windows NT, Unix, AS/400 and OS/390 and a wide range of development languages and methodologies including: C++, MFC, CORBA, COM and Java.

INDUSTRY BACKGROUND

     Increasing Dependence on Software. Businesses are increasingly relying on information systems as a strategic resource and as a way of differentiating themselves from their competitors. A sophisticated enterprise-wide information system can allow a company to take advantage of new markets before a competitor, reduce operating expenses and increase ties with suppliers, customers and other alliance partners. More specifically, Internet and intranet technologies can be particularly effective in extending the information system outside the bounds of a company, creating even more opportunities. Of all the pieces that make up an information system, software plays the most critical role. Therefore, businesses looking to achieve competitive advantage through their information systems are becoming more and more dependent on software.

     Need For Improved Software Development Technologies and Methods. Software development technologies and methods have not kept pace with the increasing reliance on software systems. In fact, the intricacies of modern software systems have tended to make the software development process longer, more complicated and error prone.

     Adoption of Object-Oriented Technologies. To address the difficulties of developing and maintaining complex software systems, organizations are adopting object-oriented technologies and development methodologies. Object-oriented programming allows software to be written in terms of objects (components) that are used as building blocks to model real-world components and systems. Objects are self-contained units that encapsulate a collection of data and related procedures. Although objects may be internally complex, they are designed to have simple interfaces that allow programmers to develop and change components independently without affecting other segments of the software system. The generalized, self-contained nature of well-designed objects allows them to be reused within a single software system and in subsequent applications. To a large extent, developing software applications then becomes a matter of assembling new and existing objects, rather than writing entire programs from scratch, resulting in significantly reduced development times and improved software quality. In addition, because the internal details of each object are relatively insulated from the rest of the system, objects can be tested, modified and maintained independently.

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

The Rogue Wave Solution and Strategy

     The Company's products are used for building distributed applications that scale to the enterprise, honor legacy investments and are highly customizable. Customers can produce and test fewer lines of original code, thereby accelerating project development time while increasing quality and reducing overall maintenance and support costs. In addition, Rogue Wave products foster increased development flexibility by supporting multiple platforms and operating systems. More specifically the Company's products and services provide customers with the following benefits:

     Distributed Applications. Programmers who are developing complicated large and distributed applications can use the Company's products to make their application work in concert, across systems and seamless to the whole. The result is applications that are simpler and contain less untested code resulting in fewer bugs and higher quality.

     Scale to the enterprise. Customers who are working on large systems depend on scalability. Scalability and performance are great strengths of C++ and are core parts of the Company's product line. Rogue Wave's components and tools are designed to reduce overall maintenance and support costs over the life of an application. The use of the Company's products helps programmers develop flexible, modular applications that can be more easily updated, modified and refined.

     Honor Legacy Investments. The Company's components and tools can easily work with legacy systems, being all or part of the solution. This is a great strength of modular design, reverse engineering tools and architectural approaches such as stateless design and functions. Rogue Wave honors legacy investments, not just systems. Part of a customer's legacy investment is the training and skills it has invested in its employees. Rogue Wave leverages that investment by using standard languages such as C++ and Java across its products

     Highly Customizable. Most of the Company's software parts have been written to allow programmers to "Build It Your Way." Customers can customize by substituting components or by subclassing. Most of the Company's products are cross-platform, and the database products can be used with a wide variety of databases. This flexibility allows programmers to develop applications with minimal regard to the environments in which they will be deployed. Businesses gain the ability to deploy software systems in a wide variety of environments with minimal redevelopment. Rogue Wave's products encapsulate fundamental operations within software components, allowing developers to focus on creating the critical business logic within their applications rather than the arcane features of their development environments.

     Rogue Wave has traditionally marketed its products to individual professional programmers. The Company also leverages its installed customer base of corporate programmers to promote its component architecture for the enterprise.

Products

     Rogue Wave's products are designed to be used individually, with each other, or with other industry standard products. They fall into four different product groups: Cross-platform C++ development, Windows-specific development, Java development and Middleware development.

Cross Platform C++ Development

Foundation Programming
----------------------
Cross platform foundations are constructed with Tools.h++, Tools.h++ Professional, Standard C++ Library and Threads.h++.

 .    Tools.h++ compliments the Standard C++ Library with an easy-to-use interface and contains 130 fundamental programming building blocks such as string, collection, date and time internationalization and streaming classes.
 .    Tools.h++Professional is an expanded tool set that includes network communication classes, thread-hot Internet classes, Java/C++ interoperability and CORBA streaming classes.
 .    Standard C++ Library conforms to the ANSI/ISO standard and includes fundamental data structures, as well as string, numeric limits, complex, allocator, valarray, iostream and locale classes.
 .    Threads.h++, which is built on top of the Tools.h++ foundation class library, is a C++ class library for developing multithreaded applications.

Database Access
---------------
 .    DBTools.h++, which is built on top of Tools.h++, provides a common, object-
     oriented interface to relational databases. Applications can be written once to the DBTools.h++ API and then deployed to any of the supported databases, regardless of the differences in data structures and function calls between the different databases. DBTools.h++ provides native access to Informix, Microsoft SQL Server, Oracle and Sybase, plus general connectivity to these and other relational databases through the ODBC standard.

Analysis
--------
Rogue Wave's analysis tools consist of Analytics.h++, Math.h++, Money.h++ and LAPACK.h++.

 .    Analytics.h++ is a solution for development teams building custom, in-house applications that perform sophisticated data analysis. Example applications include decision support, data warehousing, data mining, financial risk management, electronic design automation and clinical trial testing.
 .    Math.h++ is a C++ class library that combines power and ease of use in a set of classes designed to improve the performance and reliability of any code that manipulates arrays of numbers.
 .    Money.h++ is a C++ class library for representing and manipulating exact decimal fractions, currency conversions and monetary representations.
 .    LAPACK.h++ is a C++ class library that is designed to solve numerical linear algebra problems by managing the details of data representation, enabling the programmer to concentrate on application development.

Enterprise System Products
--------------------------
 .    Enterprise system products provide the same reliability, portability and scalability of several of the most popular Rogue Wave products for the OS/390 and AS/400 platforms. Product lines are available in various combinations of Tools.h++, DBTools.h++ with DB2 Access Library, Rogue
     Wave's Standard C++ Library, Threads.h++, Money.h++, Tools h++ Professional and NobleNet RPC.
 .    DBToolsXA allows the programmer to develop applications that simultaneously access multiple, heterogeneous databases and ensure data integrity at the same time. DBTools.h++ XA provides support for Encina TPM, providing cross-database recoverability and distributed transactions.

Window-specific Development

Visual C++/MFC Libraries
------------------------
 .    Objective Toolkit is the de facto standard library used by Microsoft Visual
     C++ 6.0 developers. Objective Toolkit is a collection of MFC user interface extensions, with over 70 distinct features such as Office 97-style customizable toolbars and menu bars, masked and currency edit controls, word wrap and MDI alternatives.
 .    Objective ToolkitPro includes Advanced Docking Window (ADW) architecture that supports the software development industry's first and only generic docking mechanism. ADW includes advanced features such as nested Docking Windows, container-independent docking, real-time Microsoft Office-style dragging, alternate docking layout logic and fixed size dockable windows.
 .    Objective Grid & Grid Lite are MFC tools with grid layout design capability, data source binding and provides more that 200 built-in Excel-like formulas. Objective Grid Lite is geared for the beginning MFC developer or the developer concerned with the footprint impact of a class library.
 .    Objective Views allows the developer to create drag-and-drop programs giving users the ability to add objects, create hierarchies, connections and containers.

 .    Objective Edit is an MFC extension embeddable source code editor. This full-featured editor provides automatic syntax highlighting and coloring, as well as a complete test-editing environment.
 .    Objective Chart is an extension allowing the developer to add graphs and charts to any CWnd-based class, including views, dialogs and controls.

Modeling Tools
--------------
 .    RW-UML Studio uses UML (Unified Modeling Language) to let programmers see their code graphically and is the industry's only object-oriented design and modeling tool that is fully integrated with Microsoft's Visual C++ 6.0 IDE. RW-UML Studio enables Visual C++/MFC developers to design, develop, test and edit code for cutting-edge applications without ever having to leave the Visual C++ development environment.

Visual Basic/ActiveX Extensions
-------------------------------
 .    Objective Grid CCE is an Active X grid control that makes use of automation objects to expose the functionality of Objective Grid/MFC.
 .    Objective Toolkit/X makes use of the power of Objective Toolkit for the
     Visual Basic programmer as an ActiveX control.

Java Development

Visual J++/WFC Libraries
------------------------
 .    Objective Toolkit for WFC is built on top of Microsoft's latest Java technology and provides a solid foundation for developing Windows applications with the productivity of the Java language. Objective Toolkit for WFC provides developers with greater flexibility in manipulating data, while also greatly reducing the coding necessary for creating rich functionality in their WFC applications.

JavaBeans Components
--------------------
 .    Blend.J is a collection of user interface controls for Java developers with
     JFC and AWT support.
 .    Grid.J provides developers with sophisticated features to turn a Java grid into a fully functioning spreadsheet, including embedded controls and a formula engine.
 .    Chart.J is used to incorporate customizable, dynamic charts in Java applications.

Java Classes
------------
 .    DBTools.J delivers database access and manipulation capabilities from an intuitive, pure Java API. It enhances JDBC, providing object-oriented, thread-safe, extensible classes that use SQL standards and relational constructs. Using DBTools.J, developers do not have to write SQL.
 .    JMoney is a Java class library for representing and manipulating exact decimal fractions, primarily for banking and other financial applications. It also includes algorithms for calculating amortization and other schedules.

Middleware Development

NobleNet RPC
------------
 .    NobleNet RPC is compiler technology with extended features that allow application programmers with little networking experience to build client/server applications. NobleNet RPC converts stand-alone applications into client/server applications without requiring major rewrites or porting and is compliant with the ONC-RPC standard.

Nouveau
-------
 .    Nouveau provides a cross paradigm (COM, CORBA, RPC) set of programming tools (IDL compiler, code generation tools) as well as a runtime environment (consisting of libraries and services) to enable distributed application development and deployment.

Customers

     The Company's products are used by programmers to develop software applications for organizations around the world in a wide variety of industries. To date, the Company has sold over 150,000 end-user licenses to individual programmers and customers in industries such as telecommunications, computers and electronics, software and information systems, transportation, consulting services, financial services and other industrial and consumer products companies.

Sales

     The Company markets its software primarily through its direct sales organization and, to a lesser extent, through outside sales representatives and indirect channel partners. As of September 30, 1999, the Company's sales and marketing organization consisted of 116 individuals. The Company primarily sells perpetual use, non-exclusive licenses to use its products for an up front fee. The licenses generally include a 30-day right of return policy.

Telesales. As of September 30, 1999, the Company employed 63 domestic and international telesales representatives. The Company's telesales force targets individuals and small to medium sized groups of programmers. Sales through this channel are typically less than $50,000 per order and the sales cycle is generally less than two months. The Company maintains telesales operations in Colorado, North Carolina and the Netherlands.

Direct Field Sales. As of September 30, 1999, the Company employed six domestic direct field sales representatives supported by five technical sales representatives. The Company's domestic field sales force targets Fortune 1000 customers. The field sales force typically focuses enterprise-wide technology purchasers. The sales cycle for this "top down" approach typically ranges from two to six months. The Company maintains domestic direct sales offices in California, Colorado, Georgia, New York, Texas and Virginia.

     The Company's international channel development efforts have initially focused on Europe. The Company established a German sales and support office in January 1996 and acquired PVI Precision Software, GmbH ("Precision"), a European distributor with offices in Germany, the United Kingdom, France and the Benelux countries, in February 1997. As of September 30, 1999, the Company's European sales, support and consulting organization consisted of 51 individuals. The Company maintains European sales and support offices in France, Germany, Italy, the Netherlands and the United Kingdom.

Marketing and Advertising

     The Company's marketing efforts are directed at broadening the market for its products by increasing awareness among corporate programmers and chief information officers. In support of its sales efforts, the Company's marketing department conducts comprehensive programs that include advertising, direct mail, public relations, trade shows, seminars and ongoing customer communications programs. The Company also keeps its customers informed of advances in the field through technical papers and other mailings. The Company maintains a Web site on the Internet (www.roguewave.com) that provides Company
                                      -----------------
and product information and handles sales and distribution for its products.

Strategic Alliances and Business Partnerships

     The world's leading hardware and software vendors, system integrators, software developers and distributors have chosen Rogue Wave Software as a strategic partner because Rogue Wave offers the products to build the e-business solutions and develop applications for the future. We are continually driven to offer our partners a premier framework to help build powerful Internet, Intranet and extranet applications. Rogue Wave Software partners with vendors such as Microsoft, IBM, Sun Microsystems, Intel, Oracle, HP, SGI, BEA Systems and Sybase. These relationships may include technology licensing agreements, cooperative marketing relationships as well as exchange of development plans and strategic direction.

     As new markets open, Rogue Wave will be partnering with leading vendors to offer solutions to the marketplace. Rogue Wave has a very strong relationship with Microsoft and is a charter member of both the Visual Studio Integrator Program and Embedded Tool Partner program.

Product Support

     The Company believes that a high level of customer support is important to the successful marketing and sale of its products. As of September 30, 1999, there were 49 employees in the Company's product support group. The Company offers telephone, electronic mail, fax and Internet-based customer support through its support services staff. Initial product license fees include 30 days of customer support. The Company also offers annual maintenance agreements that include technical support and upgrades, and offers introductory and advanced classes and training programs.

Professional Services

     In April 1997, the Company established a domestic consulting and training services group in Boulder, Colorado, to provide services to the Company's Fortune 1000 customers. As of September 30, 1999, there were 16 employees in the professional services group. The professional services group specializes in object-oriented programming in C++ and Java. The group helps customers assess needs and develop solutions, with a particular expertise in mixed language environments that use both C++ and Java.

Product Development

     As of September 30, 1999, there were 105 employees on the Company's product development staff. The Company's product development expenditures in fiscal 1997, 1998 and 1999 were $7.6 million, $9.5 million and $11.5 million, respectively, and represented 22.8%, 21.4% and 21.7% of total revenue, respectively. The Company expects that it will continue to commit substantial resources to product development in the future. Although Rogue Wave has primarily developed products internally, it may, based on timing and cost considerations, acquire technologies or products from third parties.

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

     Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (1) be time consuming to defend, (2) result in costly litigation, (3) divert management's attention and resources, (4) cause product shipment delays and (5) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

Competition

     Our products target the growing market for C++, Visual C++/MFC, Visual Basic/ActiveX and Java software parts and programming tools. Direct competitors in the C++ market include Microsoft (with its Microsoft Foundation Classes, "MFC"), IBM, ILOG and several privately held companies. Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft may decide in the future to devote more resources to or broaden the functions of MFC in order to address and more effectively compete with the functionality of our products. We face direct competition in the Java market from Inprise, JavaSoft (a business unit of Sun Microsystems), Microsoft, Sybase, Symantec and other companies for our Java products and expect to face significant competition in the future from such companies with respect to other Java products we may introduce. In the distributed application development market we face competition from a variety of CORBA vendors including Iona, Inprise, BEA, IBM, and others. In this market we expect basic connectivity to be bundled with a variety of offerings from these vendors, as well as Sun (with a free Java ORB) and Microsoft (with connectivity bundled into its offerings).

     Software applications can also be developed using software parts and programming tools in environments other than C++ or Java. Indirect competitors with such offerings include Microsoft (with its ActiveX technology), Inprise, Oracle and Powersoft (a subsidiary of Sybase). Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than we do. In addition, several database vendors, such as Informix, Oracle and Sybase are increasingly developing robust software parts for inclusion with their database products and may begin to compete with us in the future. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like our current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than we do. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than us.

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

     There are many factors that may increase competition in the market for object-oriented software parts, programming tools and distributed application development products, including (1) entry of new competitors, (2) alliances among existing competitors and (3) consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially adversely affect our business, operating results and financial condition. If we cannot compete successfully against current and future competitors or overcome competitive pressures, our business, operating results and financial condition may be adversely affected.

Employees

     As of September 30, 1999, the Company had a total of 346 employees, of which 295 were based in the United States and 51 were based in Europe. Of the total, 116 were in sales and marketing, 105 were in product development, 49 were in customer support, 16 were in consulting services and 60 were in finance, administration and operations. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company can retain its key technical, sales and managerial personnel in the future. The Company has not experienced any work stoppages and considers relations with its employees to be good.

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

     One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock. For example, our financial results for the third and fourth fiscal quarters of 1999 were below the expectations of public market financial analysts. The primary factors leading to the lower than expected results were (1) a longer sales cycle and product learning curve for the newly acquired Nouveau products, (2) lower than expected European sales and (3) NobleNet merger and integration distractions. After our announcement of such financial results, the price of our common stock declined materially.

     Fluctuations in Quarterly Operating Results. We generally ship orders as received which means that quarterly revenue and operating results depend substantially on the volume and timing of orders we receive during the quarter. Sales volume is difficult to forecast due to a number of reasons, many of which are outside our control. Such reasons include:

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

     We base operating expenses on anticipated revenue trends and a high percentage of these expenses are relatively fixed. As a result, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter to quarter and could lead to significant losses. Accordingly, operating results and growth rates for any particular quarter or other fiscal period may not be indicative of future operating results. Furthermore, fluctuations in our quarterly operating results will likely result in volatility in the price of our Common Stock in the future.

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

     For example, the acquisition of Stingray Software, Inc. in 1998 resulted in our product development team being distributed in four separate sites across the country. The difficulty of managing this distribution contributed to our decision during 1998 to close two of our four development sites. The closures resulted in one-time charges of approximately $580,000 and caused disruption to our development efforts. In addition during 1998, we moved our administrative operations from Corvallis, Oregon, to Boulder, Colorado. This move has resulted in the distribution of our senior management team, which may make managing our operations in the future more difficult. In 1999, the Company acquired NobleNet, Inc. which resulted in another development site and further distribution of management resources.

     Dependence on Market for C++, Visual C++/MFC and Java. Our product lines are designed for use in object-oriented software application development, specifically the C++, Visual C++/MFC and Java programming languages. To date, a substantial majority of our revenue has been attributable to sales of products and related maintenance and consulting services related to C++ programming and development. We believe that while the market for object-oriented technology is growing, our growth depends upon broader market acceptance of object-oriented technology. Object-oriented programming languages are very complex and the number of software developers using them is relatively small compared to the number of developers using other software development technology. Our financial performance will depend in part upon continued growth in object-oriented technology and markets and the development of standards that our products address. There can be no assurance that the market will continue to grow or that we will be able to respond effectively to the evolving requirements of the market.

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

     Competition. Our products target the emerging market for C++, Visual C++/MFC, Visual Basic/ActiveX and Java software parts and programming tools. Direct competitors in the C++ market include Microsoft (with its Microsoft Foundation Classes, "MFC"), IBM, ILOG and several privately held companies. Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft may decide in the future to devote more resources to or broaden the functions of MFC in order to address and more effectively compete with the functionality of our products. We face direct competition in the Java market from Inprise, JavaSoft (a business unit of Sun Microsystems), Microsoft, Sybase, Symantec and other companies for our Java products and expect to face significant competition in the future from such companies with respect to other Java products we may introduce. In the distributed application development market we face competition form a variety of CORBA vendors; including Iona, Inprise, BEA, IBM, and others. In this market we expect basic connectivity to be bundled with a variety of offerings form these vendors, as well as Sun (with a free Java ORB) and Microsoft (with connectivity bundled into its offerings).

     Software applications can also be developed using software parts and programming tools in environments other than C++ or Java. Indirect competitors with such offerings include Microsoft (with its ActiveX technology), Inprise, Oracle and Powersoft (a subsidiary of Sybase). Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than we do. In addition, several database vendors, such as Informix, Oracle and Sybase are increasingly developing robust software parts for inclusion with their database products and may begin to compete with us in the future. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like our current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than we do. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than us.

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

     Risks of Future Acquisitions. In the second fiscal quarter of 1999 we completed a business acquisition with NobleNet, Inc. Completing the acquisition and commencing the integration of the acquired business required significant attention from our management and caused disruption to our ongoing business. We believe that such disruption had a negative impact on the Company's financial results for the third and fourth fiscal quarter of 1999.

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

     Risks Associated with International Operations. A significant portion of our revenue is derived from international sources. To service the needs of these companies, we must provide worldwide product support services. We have expanded, and intend to continue expanding, our international operations and enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

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

     Dependence Upon Key Personnel. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. We believe that the technological and creative skills of our personnel are essential to establishing and maintaining a leadership position, particularly in light of the fact that our intellectual property, once sold to the public market, is easily replicated. The loss of the services of one or more of our executive officers or key technical personnel may have a material adverse effect on our business. The Company views the services of Thomas Keffer, the Company's Chairman of the Board, as difficult to replace. We have a key person life insurance policy in the amount of $2.0 million for Dr. Keffer.

     Our future success also depends on our continuing ability to attract and retain highly qualified technical, sales and managerial personnel. In the past, we have experienced some difficulty in attracting key personnel. Competition for such personnel is intense and there can be no assurance that we can retain key employees or that we can attract, assimilate or retain other highly qualified personnel in the future.

     Variability of Sales Cycles. We distribute our products primarily through two different direct sales channels, a telesales force and a field sales force, each of which is subject to a variable sales cycle. Products sold by our telesales force may be sold after a single phone call or may require several weeks of education and negotiation before a sale is made. As such, the sales cycle associated with telesales typically ranges from a few days to two months. On the other hand, the purchase of products from our field sales force is often an enterprise-wide decision and may require the sales person to provide a significant level of education to prospective customers regarding the use and benefits of our products. For these and other reasons, the sales cycle associated with the sale of our products through our field sales force typically ranges from two to six months and is subject to a number of significant delays over which we have little or no control. As a result, quarterly revenue and operating results can be variable and are difficult to forecast, and we believe that period-to-period comparisons of quarterly revenue are not necessarily meaningful and should not be relied upon as an indicator of future revenue.

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

     Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (1) be time consuming to defend, (2) result in costly litigation, (3) divert management's attention and resources, (4) cause product shipment delays and (5) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

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

     We have identified year 2000-related issues with five of our currently supported products: NobleNet RPC and EZ-RPC, Tools.h++, Objective Grid and Objective Toolkit.

     The Unix versions of NobleNet RPC and EZ-RPC prior to version 3.5 that are licensed for evaluation purposes under a temporary license may fail to operate if the temporary license expires in the year 2000. The operation of this software is not affected by other termination dates and software issued under perpetual licenses is not affected. The abnormality relates to the license management function of the software and has been remedied in versions 3.5 and above.

     The Rogue Wave product Tools.h++ contains a date-related limitation that appears in class RWTime. As implemented in all Tools.h++ versions, RWTime permits creation of dates limited to the range of 1901 to 2037 on computer platforms that implement 32 bit unsigned long integers. A future release of Tools.h++ will eliminate this year 2037 restriction in RWTime by introducing a new class, RWDateTime. Furthermore, in Tools.h++ version 7.0.x and earlier, a two-digit year input of '00' will be converted to the four-digit year '1900.' Tools.h++ version 7.0.3 and later introduces the macro RW_CENTURY_REQD, which limits valid year inputs to four digits. However, all versions of Tools.h++ accept four-digit year input.

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

     With respect to its most critical internal IT systems, consisting of accounting, data processing and other systems, the Company has completed the Inventory, Assessment and Remediation phases. The Company believes that its internal computer systems are year 2000 compliant and that the risk of major disruption from these systems due to year 2000 issues is minimal. No system implementations will be undertaken for the sole purpose of becoming year 2000 compliant but rather in the course of introducing new systems and system upgrades to support the Company's recent rapid growth, including growth through acquisitions. The cost related to year 2000 compliance involved in system implementations is estimated at approximately $160,000.

     With respect to non-critical IT systems, consisting primarily of security systems, fax machines and other miscellaneous systems, and non-IT embedded systems, the Company initiated formal communications with its significant suppliers and financial institutions to evaluate their year 2000 compliance plans and state of readiness. The Company has completed the Inventory, Assessment and Remediation phases. The Company funded any remediation costs from operating cash flows and did not establish any specific reserves for those costs. The Company has incurred material costs of approximately $75,000 specifically related to becoming year 2000 compliant in its non-critical IT and non-IT embedded systems. As with critical IT systems, discussed above, many of the Company's non-critical IT systems have been, or will be, replaced or upgraded to accommodate expanded business processes due to recent growth and merger activity. No system implementations will be undertaken for the sole purpose of becoming year 2000 compliant.

     The Company is completing year 2000 contingency plans for critical business suppliers and customers to respond to previously undetected year 2000 problems and business interruption from suppliers. Contingency plans will include alternative suppliers, as necessary, as well as assuring the availability of key personnel at year-end to address unforeseen year 2000 problems. At this time, the Company cannot estimate the additional cost, if any, from the implementation of such contingency plans.

     The above discussion regarding costs, risks and estimated completion dates for the year 2000 is based on the Company's best estimates given information that is currently available and is subject to change. There can be no assurance that actual costs will not substantially exceed the Company's assessment due to internal year 2000 problems or year 2000 problems associated with the Company's IT and non-IT systems and products. In addition, while the Company believes it has achieved year 2000 compliance with respect to its software products and critical IT systems, there could be unanticipated year 2000 related failures in such products or systems that could have a material and adverse effect on the Company's results of operations and financial condition. Further, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remediated in a timely manner, or that a failure to remediate by another company, including without limitation any of the Company's vendors, customers, or partners, or a remediation that is incompatible with the Company's systems would not have a material adverse effect on the Company.

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

Executive Officers of the Company

The executive officers of the Company and their ages and positions as of November 15, 1999, are as follows:

            Name                        Age             Position
            ----                        ---             --------
Bruce Coleman..........................  60     Chief Executive Officer and Director
Robert M. Holburn, Jr..................  53     Vice President, Chief Financial Officer and Secretary
Michael M. Foreman.....................  48     Vice President, World-Wide Sales
Peter Weyman...........................  44     Vice President, Division Manager

     Bruce Coleman, Chief Executive Officer, has served as CEO and director of the Company since October 1999. Since September 1991, he has been the Chief Executive Officer of El Salto Advisors, a consulting firm that provides interim management to computer software and service companies. In the years 1992 to 1999, Mr. Coleman served as interim CEO for Computer Network Technology Corporation, Fischer International, Image BSN Systems, Knowledge Systems Corporation, Resumix, Inc., Viewpoint Systems, WebSense, Inc. (formerly NetPartners, Inc.) and Open Horizon, Inc. From 1988 to 1991, Mr. Coleman managed Information Science, Inc., a human resource software and service company. Mr. Coleman is a director of Printronix, Inc., WebSense, Inc. and Sirius Software Inc. Mr. Coleman received his BA from Trinity College and his MBA with High Distinction from Harvard Business School.

     Robert M. Holburn, Jr., Vice President, Chief Financial Officer and Secretary of the Company, has been with the Company since October 1994. Between March 1994 and October 1994, he served as the Chief Financial Officer for MacSema, Inc., a manufacturer of electronic data storage systems. From August 1993 until March 1994, he served as an independent financial consultant. From August 1992 until August 1993, he served as the Chief Financial Officer for Pacific Coast Technologies, an electronics company. From 1987 until August 1992, Mr. Holburn served as Vice President of Administration, Chief Financial Officer and Secretary of Advanced Power Technology, a semiconductor manufacturer. Prior to 1987, he was employed for 13 years with Texas Instruments, Inc., an electronics company, where he last served as Controller for its worldwide MOS memory operations. Mr. Holburn received his MBA from the College of William and Mary and his B.S. from the University of Rhode Island.

     Michael M. Foreman, Vice President of World-Wide Sales, has been with the company since January 1995. Prior to Rogue Wave, Mr. Foreman served as Vice President of Sales, North America for Acxiom Corporation, a database and direct marketing services corporation, from 1986 to 1992 and then held a senior sales position with Information Resources just prior to joining Rogue Wave. Mr. Foreman also worked for IBM and held various sales, sales management and marketing positions. Mr. Foreman received his B.S./B.A. from the University of Northern Colorado.

     Peter J. Weyman, Vice President, Division Manager, has been with the Company since its acquisition of NobleNet, Inc., in March 1999. Between August 1998 and March 1999, he was President and CEO of NobleNet. Prior to his nomination as CEO, he was NobleNet's Vice President of Engineering from March 1997 through August 1998. Prior to joining NobleNet, he was at VMARK Software, Inc. from February 1994 through March 1997. At VMARK he held the positions of Vice President, Engineering and Vice President, Strategic Marketing. Prior to joining VMARK, he was President and CEO of Blackstone Valley Software, Inc., and was employed for 8 years at Prime Computer, Inc., where he last served as Vice President, Engineering. Mr. Weyman holds a SB degree from the Massachusetts Institute of Technology and a DCS degree from Sir George Williams University in Montreal, Canada.

ITEM 2. PROPERTIES

     The Company's principal domestic administrative, sales, marketing, support, consulting and product development offices are located in facilities consisting of approximately 37,000 square feet in Boulder, Colorado; 33,000 square feet in Corvallis, Oregon; 16,000 square feet in Raleigh, North Carolina, and 12,000 square feet in Southboro, Massachusetts. The leases on the Boulder, Corvallis, Raleigh and Southboro facilities expire on various dates from 2000 through 2005. The Company currently leases other domestic sales, development and support offices in California, New York, Texas and Virginia. The Company also rents space basis for its international offices in Europe. Note 4 of Notes to Consolidated Financial Statements describes the amount of the Company's lease obligations. The Company believes that these facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

                                                            High         Low
                                                            ----         ---
Year ended September 30, 1999

  1st Quarter..........................................   $10.00      $ 5.13
  2nd Quarter..........................................    12.38        6.56
  3rd Quarter..........................................     9.38        6.75
  4th Quarter..........................................     9.25        5.56

Year ended September 30, 1998

  1st Quarter..........................................   $14.88      $10.16
  2nd Quarter..........................................    16.88        8.43
  3rd Quarter..........................................    15.50        7.38
  4th Quarter..........................................    10.63        5.00

     As of October 31, 1999, there were approximately 134 stockholders of record (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 4,500 beneficial holders of the Company's Common Stock.

Dividend Policy

     In December 1996 and 1997, Stingray, as a Subchapter (S) Corporation, declared and paid a cash dividend in the aggregate amount of $36,000 and $426,000 respectively. The Company has not historically paid cash dividends and currently intends to retain any future earnings for use in its business for the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                          Year ended September 30,
                                                                                          -----------------------
                                                                            1995        1996        1997        1998        1999
                                                                            ----        ----        ----        ----        ----
                                                                                     (In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
  License revenue.....................................................    $10,417     $15,968     $24,096     $28,663     $32,394
  Service and maintenance revenue.....................................      1,520       3,916       9,313      15,776      20,710
                                                                          -------     -------     -------     -------     -------
    Total revenue.....................................................     11,937      19,884      33,409      44,439      53,104
                                                                          -------     -------     -------     -------     -------
Cost of revenue:
  Cost of license revenue.............................................      1,048       1,390       1,973       2,377       2,149
  Cost of service and maintenance revenue.............................      1,123       1,663       2,963       4,920       7,306
                                                                          -------     -------     -------     -------     -------
    Total cost of revenue.............................................      2,171       3,053       4,936       7,297       9,455
                                                                          -------     -------     -------     -------     -------
    Gross profit......................................................      9,766      16,831      28,473      37,142      43,649
                                                                          -------     -------     -------     -------     -------
Operating expenses:
  Product development.................................................      3,207       5,766       7,619       9,532      11,512
  Sales and marketing.................................................      4,880       8,367      14,338      19,313      23,510
  General and administrative..........................................      1,487       2,277       3,620       4,164       5,354
  Merger, reorganization and relocation costs.........................         --          --          --       1,789       1,170
                                                                          -------     -------     -------     -------     -------
    Total operating expenses..........................................      9,574      16,410      25,577      34,798      41,546
                                                                          -------     -------     -------     -------     -------
    Income from operations............................................        192         421       2,896       2,344       2,103
Other income (expense), net...........................................        (10)         94       1,396         794       1,182
                                                                          -------     -------     -------     -------     -------
    Income before income taxes........................................        182         515       4,292       3,138       3,285
Income tax expense (benefit)..........................................        106         (24)      1,459         961       1,274
                                                                          -------     -------     -------     -------     -------
    Net income........................................................    $    76     $   539     $ 2,833     $ 2,177     $ 2,011
                                                                          =======     =======     =======     =======     =======

Pro forma net income data/(1)/:
  Income before income taxes..........................................    $   182     $   515     $ 4,292     $ 3,138
  Pro forma income tax expense........................................        105         147       1,471       1,098
                                                                          =======     =======     =======     =======
    Pro forma net income..............................................    $    77     $   368     $ 2,821     $ 2,040
                                                                          =======     =======     =======     =======

  Pro forma basic earnings per share..................................    $  0.02     $  0.07     $  0.32     $  0.20
                                                                          =======     =======     =======     =======
  Pro forma diluted earnings per share................................    $  0.02     $  0.05     $  0.27     $  0.19
                                                                          =======     =======     =======     =======

Basic EPS.............................................................    $  0.02     $  0.11     $  0.32     $  0.21     $  0.19
                                                                          =======     =======     =======     =======     =======
Diluted EPS...........................................................    $  0.02     $  0.07     $  0.27     $  0.20     $  0.19
                                                                          =======     =======     =======     =======     =======
Basic shares outstanding..............................................      4,129       5,077       8,807      10,209      10,383
Diluted shares outstanding............................................      4,941       7,593      10,419      10,670      10,860

                                                                                               September 30,
                                                                                               -------------
                                                                            1995        1996        1997        1998        1999
                                                                            ----        ----        ----        ----        ----
                                                                                               (In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments.....................    $ 1,010     $ 2,113     $35,737     $35,264     $27,664
Total assets..........................................................      4,758      10,722      50,018      54,527      59,470
Long-term obligations, less current portion...........................        230         322         351          --          --
Mandatorily redeemable preferred stock................................      1,140       4,664          --          --          --
Total stockholders' equity............................................        619       1,184      39,920      42,905      42,342

--------------------------------------------------------------------------------
(1) Stingray, which was acquired in a pooling of interests, was a Subchapter S corporation since inception (July 10, 1995) until December 31, 1997, and accordingly not subject to federal and state income taxes during the years 1995, 1996, 1997 and a portion of fiscal 1998. Pro forma net income reflects federal and state income taxes as if the Company and Stingray had been a C corporation, based on effective tax rates during the periods indicated.

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

Overview

     Rogue Wave was founded in 1989 to provide reusable software parts for the development of object-oriented software applications. The Company operated as a Subchapter S corporation until June 1994. In October 1995, Rogue Wave merged with Inmark Development Corporation ("Inmark"), a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. In February 1998, the Company merged with Stingray Software, Inc. ("Stingray"), a privately held corporation specializing in the development and distribution of object-oriented development tools for Windows programmers and is a leading provider of Visual C++ class libraries. The Inmark and Stingray acquisitions were accounted for as a pooling-of-interests business combination. In 1999, the Company acquired NobleNet, Inc., a privately held corporation specializing in Internet-generation Object Request Broker technology, through the purchase of 100% of the outstanding shares. This acquisition was accounted for under the purchase accounting method. See Note 2 of Notes to Consolidated Financial Statements.

     To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is recognized according to the criteria of SOP 97-2. Revenue is booked upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are provided for upon shipment. Returns to date have not been material. Service and maintenance revenue consists of fees that are charged separately from the product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically 12 months. Service revenue consists of training and consulting services and is recognized upon completion of the related activity. The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statements of Position 97-2 and 98-4, relating to Software Revenue Recognition. See Note 1 of Notes to Consolidated Financial Statements.

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

     International revenue accounted for approximately 24%, 28% and 24% of total revenue in fiscal 1997, 1998 and 1999, respectively. In January 1996, the Company established a wholly owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To date, other than revenue generated by the Company's European subsidiaries, the Company's international revenue has been denominated in United States dollars. The Company may enter into forward foreign exchange contracts to reduce the risk associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors-Risks Inherent in International Operations."

     The Company acquired a controlling interest in HotData Inc. ("HotData") for $1.3 million on October 1, 1997. HotData began operations during 1997 and has developed technology relating to the collection and verification of data across the Internet. On September 1, 1998, HotData issued common stock to additional investors thereby reducing the Company's percentage ownership from 78% to 42%. The HotData investment has been accounted for using the equity method of accounting for fiscal 1999. The Company incurred $1.1 million and $252,000 in HotData equity losses during fiscal years 1998 and 1999, respectively. The Company's recorded investment in HotData was $252,000 and zero at September 30, 1998 and 1999, respectively.

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

     In February 1998, the Company acquired all of the outstanding shares of Stingray common stock in a business combination accounted for as a pooling of interests for approximately 1.65 million shares of Rogue Wave common stock. Stingray develops and distributes development tools for Windows programmers. The merger added several new product lines to Rogue Wave's current slate of object-oriented C++ and Java TM class libraries and builders. Stingray offers an extensive line of add-on libraries that extend and enhance the Microsoft Foundation Classes (MFC), providing additional, prebuilt functionality for creating sophisticated GUI controls, grids, diagrams and charts. Stingray also offers ActiveX components and several Java class libraries that will further strengthen Rogue Wave's offerings in the Java marketplace. The Company incurred approximately $700,000 in merger related costs during fiscal 1998. The financial results for all periods presented include the accounts of the Company and Stingray.

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

     In March 1999, the Company acquired all of the outstanding shares of NobleNet common stock which were accounted for under the purchase method for approximately $11.8 million in cash. NobleNet's Nouveau technology, an Internet-generation Object Request Broker (ORB), is expected to expand Rogue Wave's product offering by providing a unified architecture for building high performance, distributed applications that interoperate across an enterprise or over the Internet. The Company incurred approximately $702,000 in goodwill amortization costs during fiscal 1999.

     See Risk Factors for a discussion of issues relating to the year 2000.

Results of Operations

     The following table sets forth certain operating data expressed as a percentage of total revenue for each period indicated:

                                                                         Year ended September 30,
                                                                         ------------------------
                                                                           1997     1998    1999
                                                                           ----     ----    ----
     Statements of Operations:
     Revenue:
       License revenue...............................................      72.1%    64.5%   61.0%
       Service and maintenance revenue...............................      27.9     35.5    39.0
                                                                          -----    -----   -----
         Total revenue...............................................     100.0    100.0   100.0
     Cost of revenue:
       Cost of license revenue.......................................       5.9      5.4     4.0
       Cost of service and maintenance revenue.......................       8.9     11.1    13.8
                                                                          -----    -----   -----
         Total cost of revenue.......................................      14.8     16.5    17.8
                                                                          -----    -----   -----
         Gross profit................................................      85.2     83.5    82.2
     Operating expenses:
       Product development...........................................      22.8     21.4    21.7
       Sales and marketing...........................................      42.9     43.4    44.3
       General and administrative....................................      10.8      9.4    10.0
       Merger, reorganization and relocation costs...................        --      4.0     2.2
                                                                          -----    -----   -----
         Total operating expenses....................................      76.5     78.2    78.2
                                                                          -----    -----   -----
         Income from operations......................................       8.7      5.3     4.0
     Other income, net...............................................       4.2      1.8     2.2
                                                                          -----    -----   -----
         Income before income taxes..................................      12.9      7.1     6.2
     Income tax expense..............................................       4.4      2.2     2.4
                                                                          -----    -----   -----
         Net income..................................................       8.5%     4.9%    3.8%
                                                                          =====    =====   =====

Revenue. The Company's total revenue increased 19.5% to $53.1 million in fiscal 1999 from $44.4 million in fiscal 1998. Total revenue in fiscal 1998 increased 33.0% from $33.4 million in fiscal 1997. License revenue increased 13.0% to $32.4 million in 1999 from $28.7 million in fiscal 1998. License revenue in fiscal 1998 increased 19.0% from $24.1 million in fiscal 1997. License revenue increased primarily as a result of an increase in the number of licenses sold to existing and new customers, reflecting additional product offerings, an expanding market, increased market awareness and expansion of the Company's telesales and international sales organizations.

     Service and maintenance revenue increased 31.3% to $20.7 million in fiscal 1999 from $15.8 million in fiscal 1998. Service and maintenance revenue in fiscal 1998 increased 69.4% from $9.3 million in fiscal 1997. These increases in service and maintenance revenue were primarily attributable to increased sales volume of the Company's support and maintenance services related to the Company's larger installed base.

Cost of Revenue. Cost of license revenue consists primarily of amortization of purchased software, materials, packaging and freight expenses. Cost of license revenue was $2.0 million, $2.4 million and $2.1 million in fiscal 1997, 1998 and 1999, respectively, representing 8.2%, 8.3% and 6.6% of the license revenue for the respective periods. Fluctuations in cost of license revenue as a percentage of total license revenue are primarily the result of varying levels of royalties paid, changes in product mix and the timing of large site license sales.

     Cost of service and maintenance revenue consists primarily of personnel-related and facilities costs incurred in providing customer support and training services, as well as third-party costs incurred in providing training services. Cost of service and maintenance revenue was $3.0 million, $4.9 million and $7.3 million in fiscal 1997, 1998 and 1999, respectively, representing 31.8%, 31.2% and 35.3% of the service and maintenance revenue for each respective periods. The period to period dollar increases in cost of service and maintenance revenue were primarily the result of expenses associated with the development of training programs, utilization of training and mentoring consultants, additional product support personnel and the timing of product upgrades. The increase as a percentage of service and maintenance revenue for fiscal 1999 was primarily the result of the utilization of third-party resources in providing training and consulting services. The increase in cost of service and maintenance revenue as a percentage of total cost of revenue during the respective periods reflect the fact that license revenue grew at a lower percentage rate than did service and maintenance revenue during such periods, and the gross profit margin on service and maintenance revenue is lower than the gross profit margin on license revenue.

Product Development. Product development expenses consist primarily of personnel related expenses. Product development expenses were $7.6 million, $9.5 million and $11.5 million in fiscal 1997, 1998 and 1999, respectively. As a percentage of total revenue, product development expenses were 22.8%, 21.4% and 21.7% in each respective period. The increases in product development expenses were primarily attributable to the hiring of additional product development personnel. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in dollar amount and as a percentage of revenue for fiscal 2000 as the Company continues to increase its product development capacity. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses and travel, entertainment and promotional expenses. Sales and marketing expenses were $14.3 million, $19.3 million and $23.5 million in fiscal 1997, 1998 and 1999, respectively. As a percentage of total revenue, sales and marketing expenses were 42.9%, 43.4% and 44.3% in each respective period. The increase in sales and marketing expenses reflects the hiring of additional sales and marketing personnel and related costs, as well as increased costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will increase in dollar amount and as a percentage of revenue for fiscal 2000 as the Company continues to hire additional sales and marketing personnel and increase promotional activities.

General and Administrative. General and administrative expenses were $3.6 million, $4.2 million and $5.4 million in fiscal 1997, 1998 and 1999, respectively. As a percentage of total revenue, general and administrative expenses were 10.8%, 9.4% and 10.1% in each respective period. The increases in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that its general and administrative expenses will increase in dollar amount and as a percentage of revenue for fiscal 2000 as a result of an anticipated expansion of the Company's administrative staff required to support its growing operations.

Merger, Reorganization and Relocation Costs. Merger, reorganization and relocation costs were zero in 1997 and $1.8 million and $1.2 million in 1998 and 1999, respectively. As a percentage of total revenue, merger and acquisition costs were 4.0% and 2.2% in the respective periods. These costs primarily relate to the legal and professional fees, initial organizational costs and goodwill amortization associated with the merger of Stingray in 1998 and the acquisition of NobleNet in 1999. Goodwill amortization related to the NobleNet acquisition was $870,000 during 1999. The reorganization costs consist of the closure of development operations in Mountain View, California, and Charlotte, North Carolina, and moving the corporate headquarters from Oregon to Colorado. The Company has no immediate plans to acquire complementary businesses as of September 1999, but expects that these costs could continue if favorable business opportunities were to arise in fiscal year 2000.

Other Income, Net. Other income, net consists of interest income earned on the Company's cash, cash equivalents and short-term investments, net of interest expense and $1.1 million and $252,000 in equity losses in fiscal years 1998 and 1999 respectively, from the investment in HotData.

Income Tax Expense. The Company's effective tax rates were 34.0%, 30.6% and 38.8% for fiscal 1997, 1998 and 1999. The effective rates for 1997 and 1998 are impacted by the exclusion of earnings due to the Subchapter S status of Stingray. Effective January 1998, Stingray became a C Corporation for tax purposes. The decrease in the tax rate for 1998 is primarily attributable to an increase in Stingray's Subchapter S net income. The increase in the rate for 1999 is primarily attributable to the termination of the research and development tax credit on June 30, 1999. The Company expects the effective tax rate to increase during the fiscal year 2000.

     As of September 30, 1999, the Company had net operating loss carryforwards for federal and foreign income tax purposes of $133,000 and $1.3 million, respectively. The federal losses expire 2007 to 2011 and are limited as a result of the merger with Inmark. Utilization of the acquired foreign net operating loss carryforwards will first be offset against goodwill associated with the acquisition of Precision before being recorded as a tax benefit.

     Under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon management's estimates the Company has provided a valuation allowance against certain deferred tax assets. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     As of September 30, 1999, the Company had cash, cash equivalents and short-term investments of $27.7 million. Net cash provided by operating activities was $8.8 million for the year ended September 30, 1999 and was composed primarily of net income that was increased by non-cash charges for depreciation and amortization, plus increases in accounts payable and accrued expenses, and deferred revenue offset by an increase in accounts receivable and other noncurrent assets. Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts, which revenue is deferred and recognized ratably over the term of such contracts and for the unrecognized portion of revenue associated with product license subscription contracts (see Note 1 of Notes to Consolidated Financial Statements).

     The Company's investing activities consisted primarily of purchases of equipment including those under capital leases and purchases and maturities of short-term investments, which totaled ($29.4) million, $1.3 million and ($6.1) million in fiscal 1997, 1998 and 1999. During fiscal 1997, the Company purchased Precision for $900,000 in cash and a $1.0 million note payable (see Note 2 of Notes to Consolidated Financial Statements). During fiscal 1999 the Company purchased NobleNet, Inc. for $11.8 million in cash (see Note 2 of Notes to Consolidated Financial Statements). The Company's investment activity also included the maturities of short-term investments, which provided cash of $7.5 million in fiscal 1999.

     Financing activities consumed $3.1 million during fiscal 1999 primarily consisting of repurchase of the Company's common stock (see Note 8 of Notes to Consolidated Financial Statements). In fiscal 1997, financing activities generated $29.7 million, of which approximately $25.4 million was by an initial public offering of the Company's Common Stock on November 21, 1996 and $3.9 million was generated by the public offering of the Company's Common Stock on August 21, 1997.

     The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the on-going operation of the company. See "Risk Factors - Future Acquisition."

New Accounting Pronouncements

     In June 1997, the FASB issued SFAS 131, Disclosure about Segments of an Enterprise and Related Information. In February 1998 the FASB issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. The Company adopted these statements in 1999. The adoption did not have a significant impact on the Company's financial statements. In June 1998 the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This new Statement is required to be adopted by the Company during fiscal year 2001. The Company does not expect this new pronouncement to have a significant impact on the financial statements.

     In October 1997 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. SOP 97-2 supersedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2 in fiscal 1999 did not have a material effect on the Company's financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on short-term investments and foreign currency exchange rate fluctuations.

     As of September 30, 1999, short-term investments of $15.5 million were held available for sale with acquired maturities of less than 180 days. Short-term investments consist primarily of high credit and highly liquid corporate commercial paper. A reasonable reduction in overall interest rates would not have a material affect on the financial position of the Company.

     Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at September 30, 1999, movements in foreign currency rates would not materially affect the financial position of the Company. As of September 30, 1998, the Company had outstanding short-term forward exchange contracts to exchange German marks for U.S. dollars in the amount of $1.6 million. As of September 30, 1999, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $816,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be January 25, 2000 (the "1999 Proxy Statement") and is incorporated herein by reference. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

     Information regarding Registrant's executive officers is set forth in this Form 10-K in Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the information set forth under the caption "Compensation of Executive Officers" in the Registrant's 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the information set forth under the caption "Certain Transactions" in the Registrant's 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

        (1) Index To Consolidated Financial Statements                      Page
                                                                            ----
           Report of KPMG LLP............................................    F-1
           Consolidated Balance Sheets...................................    F-2
           Consolidated Statements of Operations.........................    F-3
           Consolidated Statements of Stockholders' Equity...............    F-4
           Consolidated Statements of Cash Flows.........................    F-5
           Notes to Consolidated Financial Statements....................    F-6

       (2) Report of KPMG LLP on Schedule................................    S-1
           Schedule II - Valuation and Qualifying Accounts...............    S-2

(b)  Reports on Form 8-K

       None

(c)  See Exhibits Listed under Exhibit Index.

(d)  The financial statement schedules required by this Item are listed under
Item 14(a)(2).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ROGUE WAVE SOFTWARE, INC.

Date: December 3, 1999              /s/ Bruce Coleman
                                    --------------------------------------------
                                    Bruce Coleman
                                    Chief Executive Officer

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce Coleman and Robert M. Holburn, Jr., and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                               Title                                                  Date
          ---------                               -----                                                  ----
     /s/ Thomas Keffer                  Chairman of the Board                                       December 3, 1999
----------------------------------
     Thomas Keffer

     /s/ Bruce Coleman                  Chief Executive Officer and Director                        December 3, 1999
----------------------------------
     Bruce Coleman                      (Principal Executive Officer)

     /s/ Robert M. Holburn, Jr.         Vice President, Chief Financial Officer and Secretary       December 3, 1999
----------------------------------
     Robert M. Holburn, Jr.             (Principal Financial and Accounting Officer)

     /s/ Thomas M. Atwood               Director                                                    December 3, 1999
----------------------------------
     Thomas M. Atwood

     /s/ Louis C. Cole                  Director                                                    December 3, 1999
----------------------------------
     Louis C. Cole

     /s/ Richard P. Magnuson            Director                                                    December 3, 1999
----------------------------------
     Richard P. Magnuson

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rogue Wave Software, Inc.:

     We have audited the accompanying consolidated balance sheets of Rogue Wave Software, Inc. and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rogue Wave Software, Inc. and subsidiaries as of September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles.

                                     KPMG LLP

Denver, Colorado
October 26, 1999

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (in thousands, except per share data)

                                                                                   September 30,
                                                                                  --------------
                                                                                  1998      1999
                                                                                  ----      ----
                                     ASSETS

Current assets:
  Cash and cash equivalents................................................... $13,981   $13,875
  Short-term investments available for sale...................................  21,283    13,789
  Accounts receivable, net....................................................   7,341    10,176
  Prepaid expenses and other current assets...................................   2,339     1,420
  Deferred income taxes.......................................................     815     1,240
                                                                               -------   -------
     Total current assets.....................................................  45,759    40,500
Equipment, net................................................................   4,820     4,310
Intangibles resulting from business acquisitions, net.........................     755    11,917
Other noncurrent assets, net..................................................   3,193     2,743
                                                                               -------   -------
     Total assets............................................................. $54,527   $59,470
                                                                               =======   =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................................   1,067       423
  Accrued expenses............................................................   2,862     5,399
  Deferred revenue............................................................   7,577    11,306
                                                                               -------   -------
     Total liabilities........................................................  11,622    17,128
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.001 par value. Authorized 35,000 shares; issued and outstanding 10,457 and 10,475 shares at September 30, 1998
     and 1999, respectively...................................................      10        10
  Additional paid-in capital..................................................  37,848    38,053
  Retained earnings...........................................................   5,073     7,084
  Accumulated comprehensive income (loss).....................................     (26)      254
  Treasury stock at cost, 358 shares in 1999..................................      --    (3,059)
                                                                               -------   -------
     Total stockholders' equity...............................................  42,905    42,342
                                                                               -------   -------
     Total liabilities and stockholders' equity............................... $54,527   $59,470
                                                                               =======   =======

         See accompanying notes to consolidated financial statements.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)


                                                              Year Ended September 30,
                                                              -----------------------
                                                             1997/(1)/   1998        1999
                                                             ----        ----        ----
Revenue:
 License revenue..........................................  $24,096    $28,663     $32,394
 Service and maintenance revenue..........................    9,313     15,776      20,710
                                                             ------     ------      ------
  Total revenue...........................................   33,409     44,439      53,104
                                                             ------     ------      ------

Cost of revenue:
 Cost of license revenue..................................    1,973      2,377       2,149
 Cost of service and maintenance revenue..................    2,963      4,920       7,306
                                                             ------     ------      ------
  Total cost of revenue...................................    4,936      7,297       9,455
                                                             ------     ------      ------
  Gross profit............................................   28,473     37,142      43,649
                                                             ------     ------      ------
Operating expenses:
 Product development......................................    7,619      9,532      11,512
 Sales and marketing......................................   14,338     19,313      23,510
 General and administrative...............................    3,620      4,164       5,354
 Merger, reorganization and relocation costs..............       --      1,789       1,170
                                                             ------     ------      ------
  Total operating expenses................................   25,577     34,798      41,546
                                                             ------     ------      ------
  Income from operations..................................    2,896      2,344       2,103
Other income, net.........................................    1,396        794       1,182
                                                             ------     ------      ------
  Income before income taxes..............................    4,292      3,138       3,285
Income tax expense........................................    1,459        961       1,274
                                                             ------     ------      ------
  Net income..............................................  $ 2,833    $ 2,177     $ 2,011
                                                            =======     ======      ======
Pro forma net income data (unaudited):
  Income before income taxes, as reported.................  $ 4,292    $ 3,138
  Pro forma income tax expense............................    1,471      1,098
                                                            =======      =====
    Pro forma net income..................................  $ 2,821    $ 2,040
                                                            =======    =======

  Pro forma basic earnings per share......................  $  0.32    $  0.20
                                                            =======    =======
  Pro forma diluted earnings per share....................  $  0.27    $  0.19
                                                            =======    =======

Basic earnings per share..................................  $  0.32    $  0.21     $  0.19
                                                            =======    =======     =======
Diluted earnings per share................................  $  0.27    $  0.20     $  0.19
                                                            =======    =======     =======

Shares used in basic per share calculation................    8,807     10,209      10,383
Shares used in diluted per share calculation..............   10,419     10,670      10,860

/(1)/Restated for pooling of interests.


          See accompanying notes to consolidated financial statements

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                           Additional   Stockholder   Retained     Accumulated
                                                           Common Stock      Paid-in        Note      Earnings    Comprehensive
                                                           ------------
                                                         Shares    Amount    Capital     Receivable   (Deficit)   Income (Loss)
                                                         ------    ------    -------     ----------   ---------   -------------
Balance at September 30, 1996 /(1)/...................    5,307         5        690            (13)       525             (23)
  Issuance of common stock, net.......................    2,754         2     29,607              -         --              --
  Conversion of mandatorily redeemable
    preferred stock...................................    1,543         2      4,662              -         --              --
  Exercise of stock options...........................      420        --        327              -         --              --
  Tax benefit from stock option exercises.............       --        --      1,423              -         --              --
  Net income..........................................       --        --         --              -      2,833              --
  Dividends paid......................................       --        --         --              -        (36)             --
  Payment on shareholder note receivable..............       --        --         --             13         --              --
  Foreign currency translation adjustment.............       --        --         --              -         --             (97)
                                                         ------      ----     ------          -----     ------           -----
Balance at September 30, 1997 /(1)/...................   10,024         9     36,709              -      3,322            (120)
  Issuance of common stock, net.......................       97         1        587              -         --              --
  Exercise of stock options...........................      336        --        341              -         --              --
  Tax benefit from stock option exercises.............       --        --        211              -         --              --
  Net income..........................................       --        --         --              -      2,177              --
  Dividends paid......................................       --        --         --              -       (426)             --
  Foreign currency translation adjustment.............       --        --         --              -         --              94
                                                         ------      ----     ------          -----     ------           -----
Balance at September 30, 1998.........................   10,457        10     37,848              -      5,073             (26)
  Repurchase of common stock..........................       --        --         --              -         --              --
  Issuance of common stock, net.......................       --        --         --              -         --              --
  Exercise of stock options...........................       18        --         53              -         --              --
  Tax benefit from stock option exercises.............       --        --        152              -         --              --
  Net income..........................................       --        --         --              -      2,011              --
  Foreign currency translation adjustment.............       --        --         --              -         --             280
                                                         ------      ----    -------          -----     ------           -----
Balance at September 30, 1999.........................   10,475      $ 10    $38,053          $   -     $7,084           $ 254
                                                         ======      ====    =======          =====     ======           =====
                                                                                    Total
                                                           Treasury Stock        Stockholders'
                                                           --------------
                                                         Shares     Amount          Equity
                                                         ------     ------          ------
Balance at September 30, 1996 /(1)/...................       --         --           1,184
  Issuance of common stock, net.......................       --         --          29,609
  Conversion of mandatorily redeemable
    preferred stock...................................       --         --           4,664
  Exercise of stock options...........................       --         --             327
  Tax benefit from stock option exercises.............       --         --           1,423
  Net income..........................................       --         --           2,833
  Dividends paid......................................       --         --             (36)
  Payment on shareholder note receivable..............       --         --              13
  Foreign currency translation adjustment.............       --         --             (97)
                                                          -----     ------         -------
Balance at September 30, 1997 /(1)/...................       --         --          39,920
  Issuance of common stock, net.......................       --         --             588
  Exercise of stock options...........................       --         --             341
  Tax benefit from stock option exercises.............       --         --             211
  Net income..........................................       --         --           2,177
  Dividends paid......................................       --         --            (426)
  Foreign currency translation adjustment.............       --         --              94
                                                          -----     ------         -------
Balance at September 30, 1998.........................       --         --          42,905
  Repurchase of common stock..........................      595     (4,011)         (4,011)
  Issuance of common stock, net.......................      (87)       596             596
  Exercise of stock options...........................     (150)       356             409
  Tax benefit from stock option exercises.............       --         --             152
  Net income..........................................       --         --           2,011
  Foreign currency translation adjustment.............       --         --             280
                                                          -----     ------         -------
Balance at September 30, 1999.........................      358     (3,059)        $42,342
                                                          =====     ======         =======

/(1)/ Restated for pooling of interests.

         See accompanying notes to consolidated financial statements.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                Year ended September 30,
                                                                                                ------------------------
                                                                                           1997/ (1)/      1998       1999
                                                                                           --------        ----       ----
Cash flows from operating activities:
 Net income..............................................................................   $  2,833    $ 2,177    $ 2,011
 Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization..........................................................      1,863      3,115      4,050
  Tax benefit from stock options.........................................................      1,423        211        152
  Loss on disposal of equipment..........................................................         --        247         58
  Changes in assets and liabilities:
    Accounts receivable..................................................................       (913)      (756)    (2,805)
    Prepaid expenses and other current assets............................................        203     (1,110)     1,079
    Deferred income taxes................................................................       (273)      (434)      (425)
    Other noncurrent assets..............................................................       (595)    (2,901)       (77)
    Accounts payable and accrued expenses................................................        611        489      1,332
    Deferred revenue.....................................................................      2,522      1,472      3,436
                                                                                            --------    -------    -------
      Net cash from operating activities.................................................      7,674      2,510      8,811
                                                                                            --------    -------    -------
Cash flows from investing activities:
 Purchase of equipment...................................................................     (2,790)    (3,143)    (1,743)
 (Purchase) maturity of short-term investments available for sale........................    (25,738)     4,456      7,494
 Purchase of business, net of cash acquired..............................................       (879)        --    (11,840)
                                                                                            --------    -------    -------
       Net cash from investing activities................................................    (29,407)     1,313     (6,089)
                                                                                            --------    -------    -------
Cash flows from financing activities:
 Payments on long-term obligations.......................................................       (198)      (438)      (112)
 Dividends paid..........................................................................        (36)      (426)        --
 Net proceeds from issuance of common stock..............................................     29,609         --         --
 Payment on shareholder note receivable..................................................         13         --         --
 Treasury stock purchases................................................................         --         --     (4,011)
 Proceeds from Employee Stock Purchase Plan..............................................         --        588        596
 Proceeds from exercise of stock options.................................................        327        341        409
                                                                                            --------    -------    -------
       Net cash from financing activities................................................     29,715         65     (3,118)
                                                                                            --------    -------    -------
Effect of exchange rate changes on cash and cash equivalents.............................        (96)        94        290
                                                                                            --------    -------    -------
       Net change in cash and cash equivalents...........................................      7,886      3,982       (106)
Cash and cash equivalents at beginning of period.........................................      2,113      9,999     13,981
                                                                                            --------    -------    -------
Cash and cash equivalents at end of period...............................................   $  9,999    $13,981    $13,875
                                                                                            ========    =======    =======
Supplemental disclosure of cash flow information:
 Cash paid for interest..................................................................   $     38    $    35    $    28
 Cash paid for taxes.....................................................................         47      1,601      1,597

Supplemental disclosure of non-cash investing and financing activities:
 Common stock issued for conversion of mandatorily redeemable preferred stock ...........   $  4,664    $    --    $    --
Purchase of business, net of cash acquired:
 Working capital, other than cash........................................................   $   (823)   $    --    $  (655)
 Equipment...............................................................................        121         --        345
 Cost in excess of net assets acquired, net..............................................      1,539         --     12,150
 Other...................................................................................         42         --         --
                                                                                            --------    -------    -------
       Net cash used to acquire businesses...............................................   $    879    $    --    $11,840
                                                                                            ========    =======    =======

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

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)

(1)  Description of Business and Summary of Significant Accounting Policies

Description of Business


     Rogue Wave Software, Inc. and subsidiaries (the "Company") is primarily engaged in the development, sale and support of object-oriented software parts and related tools. The Company markets its products primarily through its direct sales organization and, to a lesser extent, through outside sales representatives and indirect channel partners to business and government customers. The Company operates in a many industrial segments across geographically diverse markets.

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

Cash Equivalents and Short-Term Investments

     Cash equivalents consist of investments in highly liquid investment instruments with maturities of less than three months at date of acquisition. Short-term investments consist primarily of commercial paper with acquired maturities of 180 days or less. Short-term investments are held as securities available for sale and are carried at their market value as of the balance sheet date, which approximated cost. At September 30, 1999, $1,280 of cash was restricted for various purposes.

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

Intangible Assets

     Intangible assets include purchased software rights, a covenant not to compete and goodwill, which are amortized over estimated useful lives of three to ten years using the straight-line method. The Company reviews its long-lived assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets including goodwill held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets including goodwill are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Original cost of these intangibles was $4,651 and $17,249 at September 30, 1998 and 1999, respectively. Accumulated amortization at September 30, 1998 and 1999, was $1,808 and $3,705 respectively. Amortization charged to expense was $386, $853 and $2,068 for the years ended September 30, 1997, 1998 and 1999, respectively.

Foreign Exchange Contracts

     The Company enters into foreign exchange forward contracts to hedge certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets and liabilities that are denominated in currencies other than the U.S. dollar. These transactions are entered in to hedge purchases, sales and other normal recurring transactions and accordingly are not speculative in nature. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative financial instruments. Market value gains and losses on such contracts that result from fluctuations in foreign exchange rates are recognized as offsets to the exchange gains or losses on the hedged transactions. By their nature, these transactions generally offset. The net gain or loss on such foreign currency contracts and underlying transactions was not material during 1997, 1998, or 1999. The Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $816 at September 30, 1999.

Revenue Recognition

     License revenue is recognized according to the criteria of SOP 97-2. Revenue is booked upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and collection of the resulting receivable is probable. Maintenance and service revenue includes maintenance revenue that is deferred and recognized ratably over the maintenance period; and service revenue that includes training and consulting services recognized as services are performed. The Company generally provides a thirty-day right of return policy for software sales. The allowance for returns was $278 and $432 at September 30, 1998 and September 30, 1999, respectively.

Advertising Costs

     Advertising costs are charged to expense when incurred.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The counter parties to the agreements relating to the Company's cash equivalents and short term investments consist of various major corporations and financial institutions of high credit standing. The Company's receivables are derived primarily from the sales of software products and services to customers in diversified industries as well as distributors in the U.S. and foreign markets. International revenue accounted for approximately 24%, 28% and 24% of the Company's total revenue for the years ended September 30, 1997, 1998 and 1999, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company has provided an allowance for doubtful accounts of $259 and $470 at September 30, 1998 and 1999, respectively.

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

Computation of Net Income Per Share

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, in 1998 and in accordance with its provisions has restated earnings per share for all prior periods. Basic earnings per share is computed using only the weighted average number of shares outstanding while diluted earnings per share includes the dilutive effect of stock options and other potential common stock instruments. Diluted earnings per share include 477 shares of dilutive stock options for 1999 and 461 and 1,612 of dilutive stock options and convertible preferred stock for 1998 and 1997 respectively. Diluted earnings per share are not significantly different from previously presented fully diluted earnings per share.

Accounting for Stock-Based Compensation

     The Company has elected to account for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued To Employees ("APB 25") and has adopted the "disclosure only" alternative described in SFAS 123, Accounting for Stock-Based Compensation.

Reclassifications

     Certain prior year amounts have been reclassified to conform to current-year presentation.

Accounting for Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

(2)  Mergers And Acquisitions

     On February 15, 1997, the Company acquired 100% of the outstanding stock of PVI Precision Software GmbH ("Precision") for $1.9 million in cash and notes payable. Precision is a European distributor of Rogue Wave software products and other companies' software products in Germany, the United Kingdom, France and the Benelux countries. The acquisition has been accounted for under the purchase method and accordingly, the accompanying consolidated financial statements include Precision's results beginning with the acquisition date. Consolidated pro forma results of operations as if the acquisition had occurred at the beginning of the fiscal years 1996 and 1997 are not presented as the pro forma effect is not material.

     On October 1, 1997, the Company acquired a controlling interest in HotData, Inc. ("HotData"). HotData began operations in 1997, and has developed technology related to the collection and verification of data across the Internet. On September 1, 1998, HotData issued capital stock to additional investors thereby reducing the Company's percentage ownership from 78% to 42%. The HotData investment has been accounted for using the equity method of accounting for fiscal 1999 and 1998. The Company incurred $1,052 and $252 in HotData equity losses during fiscal years 1998 and 1999 respectively. The Company's recorded investment in HotData was $252 and zero at September 30, 1998 and 1999, respectively.

     On February 27, 1998, the Company acquired all of the capital stock of Stingray Software, Inc. (Stingray) in exchange for 1.65 million shares of the Company's common stock in a transaction accounted for as a pooling of interests. Stingray was a privately held company that develops and distributes development tools for Windows programmers. The Company's consolidated financial statements and notes to consolidated financial statements have been restated to include the results of Stingray for all periods presented. Prior to January 1, 1998, Stingray was taxed under the S Corporation provisions of the Internal Revenue Code. Under those provisions, Stingray did not pay federal or state corporate income taxes on its income. Pro forma information for 1997 and 1998 are presented to show the impact as if Stingray's earnings from continuing operations had been subject to federal and state income taxes as a C Corporation in those years.

     Separate results of operations for the periods prior to the merger with Stingray are as follows:

                                               The
                                             Company    Stingray   Combined
                                             -------    --------   --------
     Year ended September 30, 1997:
      Total revenue........................  $30,166    $  3,243   $ 33,409
      Net income...........................    2,798          35      2,833
     Year ended September 30, 1998:
      Total revenue........................  $41,679    $  2,760   $ 44,439
      Net income...........................    1,823         354      2,177

     Merger costs of $700 were incurred and charged to expense during fiscal 1998 for services rendered to facilitate completion of the transaction.

     On March 1, 1999, the Company acquired 100% of the outstanding stock of NobleNet, Inc. (NobleNet) for $11.8 million in cash ($10.8 million in cash at closing and $1 million held in an escrow account, payable in January 2000). The acquisition has been accounted for under the purchase method and accordingly, the accompanying financial statements include NobleNet's results beginning with the acquisition date. The purchase price has been allocated to the assets of NobleNet based on their respective fair values. The excess of the purchase price over assets acquired approximated $12.0 million and is being amortized over 10 years. The pro forma information that follows assumes that the acquisition of NobleNet took place as of October 1, 1997. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                                                 Year Ended
                                                   September 30, 1998   September 30, 1999
                                                   ------------------   ------------------
     Revenue......................................      $ 46,653              $ 53,743
     Net Loss.....................................        (3,171)                 (873)
     Basic Earnings Per Share.....................         (0.19)                (0.08)
     Diluted Earnings Per Share...................         (0.19)                (0.08)

(3)  Balance Sheet Components

Equipment

     Furniture, fixtures and equipment at September 30, 1998 and 1999, consist of the following:


                                                                                 1998         1999
                                                                                 ----         ----
     Computer equipment....................................................    $6,191       $7,895
     Furniture, fixtures and equipment.....................................     2,926        3,181
                                                                               ------       ------
                                                                                9,117       11,076
     Less accumulated depreciation and amortization........................     4,297        6,766
                                                                               ------       ------
     Furniture, fixtures and equipment, net................................    $4,820       $4,310
                                                                               ======       ======

     Depreciation expense for the years ended September 30, 1997, 1998 and 1999 was $1,477, $2,262 and $2,486, respectively.

Accrued Expenses

     The Company's accrued expenses at September 30, 1998 and 1999, include the following:

                                                                                 1998         1999
                                                                                 ----         ----
     Accrued payroll and related liabilities...............................    $1,787       $2,423
     Funds held in escrow (see Note 2).....................................        --        1,000
     Other accrued expenses................................................     1,075        1,976
                                                                               ------       ------
       Accrued expenses....................................................    $2,862       $5,399
                                                                               ======       ======

(4)  Leases

     The Company leases certain equipment and office space through noncancelable operating lease arrangements. The leases expire in 1999 through 2005 and are net leases with the Company paying all executory costs, including insurance, utilities and maintenance. Rent expense for operating leases during the years ended September 30, 1997, 1998 and 1999 was $915, $1,532 and $1,958,
respectively.

     Future minimum lease payments under operating leases are as follows:

                                                                          Operating
                                                                          ---------
     Year ending September 30:
       2000........................................................          $1,582
       2001........................................................           1,233
       2002........................................................           1,093
       2003........................................................             990
       2004........................................................             653
       2004 thereafter.............................................             245
                                                                             ------
         Total minimum lease payments..............................          $5,796
                                                                             ------

(5)  Income Taxes

     The provision for income taxes consists of the following:

                                            Year Ended September 30,
                                            ------------------------
                                           1997      1998       1999
                                           ----      ----       ----
     Current:
      Federal.......................     $1,582    $  980     $1,470
      State and local...............        150       415        229
                                         ------    ------    -------
                                          1,732     1,395      1,699
                                         ------    ------    -------
     Deferred:
      Federal.......................       (213)     (347)      (333)
      State and local...............        (60)      (87)       (92)
                                         ------    ------    -------
                                           (273)     (434)      (425)
                                         ------    ------    -------
         Total......................     $1,459    $  961    $ 1,274
                                         ------    ------    -------

     Income tax expense differs from the expected tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to net income before income taxes) as follows:

                                                                                    Year Ended September 30,
                                                                                    ------------------------
                                                                                   1997        1998        1999
                                                                                   ----        ----        ----
     Computed expected income tax expense...................................    $ 1,459      $1,067      $1,117
     Reduction in income tax expense resulting from:
     Subsidiary S-Corp earnings exclusion...................................        (12)       (156)         --
     State income tax expense...............................................        228          57         123
     Research and experimentation credit....................................       (312)       (265)       (560)
     Change in valuation allowance..........................................        610        (374)        195
     Acquired foreign net operating loss carryforwards......................       (568)         --          --
     Foreign net operating loss applied as a reduction of goodwill..........         --         344          65
     Non-deductible meals and entertainment.................................         59          87          39
     Non-deductible intangible amortization.................................         81         149         399
     International rate difference..........................................        (16)         30           9
     Other, net.............................................................        (60)         22        (113)
                                                                                -------      ------      ------
     Income tax expense.....................................................    $ 1,459      $  961      $1,274
                                                                                =======      ======      ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                               September 30,
                                                                               -------------
                                                                             1998         1999
                                                                             ----         ----
     Deferred tax assets:
       Accounts receivable............................................     $  161       $  270
       Intangible assets..............................................         72           --
       Accrued expenses...............................................        116          292
       Net operating loss carryforwards...............................         68           45
       Foreign operating loss carryforwards...........................        423          511
       Research and experimentation credit carryforward...............        121          353
       Equity losses of unconsolidated subsidiary.....................        405          503
       Other..........................................................         42           54
                                                                           ------       ------
         Total gross deferred tax assets..............................      1,408        2,028
       Valuation allowance............................................       (593)        (788)
                                                                           ------       ------
         Net deferred tax assets......................................     $  815       $1,240
                                                                           ======       ======

     At September 30, 1999, the Company had net operating loss carryforwards for federal and foreign income tax purposes of $133 and $1.3 million, respectively. The federal net operating loss expires 2007 to 2011. The Company also had $121 of tax credit carryforwards that expire 2003 to 2013. The net federal operating loss and $86 of the tax credit carryforwards were generated by Inmark prior to Inmark's merger with the Company on October 27, 1995. As a result, utilization of all such amounts is limited by the future taxable income of Inmark. Tax benefits resulting from the utilization of the acquired foreign net operating loss carryforwards will first be offset against goodwill associated with the acquisition of Precision before being recorded as a tax benefit. Based upon management's estimates, the Company has provided a valuation allowance against certain deferred tax assets.

(6)  Stockholders' Equity

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

Comprehensive Income

     The components of comprehensive income are as follows:

                                                    Year Ended September 30,
                                                    ------------------------
                                                   1997       1998       1999
                                                   ----       ----       ----
     Net income................................  $2,833     $2,177     $2,011
     Foreign currency translation adjustment...     (97)        94        280
                                                 ------     ------     ------
     Total comprehensive income................  $2,736     $2,271     $2,291
                                                 ======     ======     ======


(7)  Equity Incentive Plans

     In June 1996, the Company's Board of Directors adopted the 1996 Equity Incentive Plan (the Equity Incentive Plan). The Company has reserved 3,500 shares of common stock for issuance under the Equity Incentive Plan. The Equity Incentive Plan replaced the Company's 1994 Stock Option Plan and the Inmark Stock Option Plan. The Equity Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors), directors and consultants of the Company.

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

     The terms of a stock option granted under the 1997 Non-Officer Equity Incentive Plan may not exceed ten years. The exercise price of options granted under the plan shall not be less than 85% of the fair market value of the stock subject to the option on the date the option is granted. Options granted under the Non-officer Equity Incentive Plan vest at the rate specified in the option agreement.

     The following table summarizes stock option activity for the three years ended September 30, 1999:

                                                                                                Weighted avg.
                                                                                                -------------
                                                                       Shares                   price per share
                                                                       ------                   ---------------
     Outstanding options at September 30, 1996..................        1,450                      $ 2.39
       Granted..................................................          964                       10.70
       Exercised................................................         (420)                       0.81
       Canceled.................................................         (105)                       3.44
                                                                        -----                       -----
     Outstanding options at September 30, 1997..................        1,889                        6.69
       Granted..................................................        1,141                       10.59
       Exercised................................................         (336)                       1.01
       Canceled.................................................         (404)                       9.41
                                                                        -----                       -----
     Outstanding options at September 30, 1998..................        2,290                        8.97
       Granted..................................................        1,159                        6.14
       Exercised................................................         (167)                       2.45
       Canceled.................................................         (594)                       9.23
                                                                       ------                      ------
     Outstanding options at September 30, 1999..................        2,688                      $ 8.10
                                                                       ======                      ======

     Options vested and exercisable were 458, 798, and 1,163 at September 30, 1997, 1998 and 1999, respectively. For various price ranges, weighted average characteristics of outstanding stock options at September 30, 1999, were as follows:

                                                    Outstanding Options               Exercisable Options
                                                    -------------------               -------------------
                                                      Remaining     Weighted                    Weighted
     Exercise Price                      Shares      life (years)  avg. price      Shares      avg. price
     --------------                      ------      -----------   ----------      ------      ----------
     $0.15-$5.13.................           695              8.4       $ 4.22         194          $ 1.89
     $5.25-$7.88.................           843              9.2       $ 7.39         287          $ 7.03
     $7.94-$10.88................           722              7.9       $ 9.89         418          $ 9.69
     $10.94-$17.00...............           428              9.0       $12.79         264          $12.74
                                          -----                                     -----
                                          2,688              8.6       $ 8.10       1,163          $ 8.43
                                          =====                                     =====

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

                                                        Year ended September 30,
                                                        -----------------------
                                                           1997   1998   1999
                                                           ----   ----   ----
     Pro forma net income..............................  $1,787  $ 198  $  41
     Pro forma diluted earnings per share..............    0.17   0.02   0.00

     The pro forma disclosures above include the amortization of the fair value of all options vested during 1997, 1998 and 1999. The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts.

     The weighted average Black-Scholes value of options granted under the stock option plans during 1997, 1998 and 1999, was $6.64, $6.97 and $6.27, respectively. Such value was estimated using an expected life of five years, no dividends, volatility of .80 in 1997, .84 in 1998 and .76 in 1999 and risk-free interest rates of 6.4%, 4.22% and 5.0% in 1997, 1998 and 1999.

(8)  Common Stock Repurchase

     In October 1998 the Board of Directors authorized the Company to repurchase up to the lesser of 500 shares of the Company's common stock or $10 million. In July 1999 the Board of Directors further authorized the Company to repurchase the lesser of an additional 500 shares, or a cumulative total of $8.5 million for the full 1,000 shares. The Company purchased 595 shares ($4.0 million) of its common shares during the period ended September 30, 1999. The Company has used 237 of the repurchased shares for employee benefit plans as of September 30, 1999.

(9)  Employee Stock Purchase Plan

     In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 450 shares of common stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months.

     Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specific dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. During the years ended September 30, 1997, 1998 and 1999, 36, 97, and 87 shares respectively, were purchased under this plan.

(10) Qualified Profit Sharing Plan

     The Company has a 401(k) profit sharing plan which is offered to eligible employees and calls for a discretionary employer match of employee contributions, which is approved by the Board of Directors. To participate in the plan, employees must be full-time employees and work a minimum of 1,000 hours during the plan year. The Company matches all employee contributions up to 3% of earnings and half of employee contributions from 3% to 5%. Company contributions paid in the years ended September 30, 1997, 1998 and 1999, were $271, $424 and $466, respectively.

(11)      Worldwide Operations

          Revenue by geographic area for fiscal years 1997, 1998 and 1999, was 76%, 71% and 76% in the United States; 21%, 25% and 21% in Europe; 1%, 3% and 2% in Asia and 2%, 1% and 1% in other, respectively.

          Information regarding worldwide operations is as follows:

                                                               United
                                                               States       Europe     Eliminations       Total
                                                               ------       ------     ------------       -----
September 30, 1999, and for the year then ended:
  Revenue to unaffiliated customers........................... $41,852     $11,252     $      --        $53,104
  Intercompany transfers......................................   4,036          --        (4,036)            --
                                                               -------     -------        ------        -------
    Net revenues..............................................  45,888      11,252        (4,036)        53,104
  Operating income............................................   1,592         511            --          2,103
  Assets......................................................  55,378       7,526        (3,434)        59,470

September 30, 1998, and for the year then ended:
  Revenue to unaffiliated customers........................... $34,227     $10,212     $      --        $44,439
  Intercompany transfers......................................   3,033          --        (3,033)            --
                                                               -------     -------        ------        -------
    Net revenues..............................................  37,260      10,212        (3,033)       $44,439
  Operating income............................................   1,124       1,220            --          2,344
  Assets......................................................  50,973       5,701        (2,147)        54,527

September 30, 1997, and for the year then ended:
  Revenue to unaffiliated customers........................... $28,289     $ 5,120     $      --        $33,409
  Intercompany transfers......................................   1,567          --        (1,567)            --
                                                               -------     -------        ------        -------
    Net revenues..............................................  29,856       5,120        (1,567)        33,409
  Operating income (loss).....................................   3,076        (180)           --          2,896
  Assets......................................................  48,737       3,340        (2,059)        50,018

(12)      Contingencies

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(13) Quarterly Information (Unaudited)

     The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended September 30, 1999.

                                                                                Quarter Ended
                                                              -----------------------------------------------------
                                                              Dec. 31,      Mar. 31,      Jun. 30,         Sept. 30,
                                                              -------       -------       -------          --------
     Fiscal year 1999
         Total revenue......................................   $12,185      $13,379        $14,031            $13,509
         Gross margin.......................................    10,115       11,054         11,473             11,007
         Income (loss) from operations......................     1,253        1,283            428               (861)
         Net income (loss)..................................       889        1,099            434               (411)
         Basic earnings (loss) per share....................      0.09         0.10           0.04              (0.04)
         Diluted earnings (loss) per share..................      0.08         0.10           0.04              (0.04)
     Fiscal Year 1998
         Total revenue......................................   $10,872      $10,289        $11,145            $12,133
         Gross margin.......................................     9,400        8,550          9,088             10,104
         Income (loss) from operations......................     1,796         (736)           (99)             1,383
         Net income (loss)..................................     1,558         (307)            13                913
         Pro forma net income/(1)/..........................     1,421         (307)            13                913
         Basic earnings (loss) per share....................      0.16        (0.03)          0.00               0.09
         Diluted earnings (loss) per share..................      0.14        (0.03)          0.00               0.08
         Pro forma basic earnings per.......................      0.14        (0.03)          0.00               0.09
         share/(1)/
         Pro forma diluted earnings per.....................      0.13        (0.03)          0.00               0.08
         share/(1)/

     __________________________________________________________________________
     /(1)/ Stingray was a Subchapter S corporation since inception (July 10,
     1995) until December 31, 1997, and accordingly not subject to federal and state income Pro forma net income taxes. reflects federal and state income taxes as if the Company and Stingray had been a C corporation, based on effective tax rates during the periods indicated.

                 REPORT OF INDEPENDENT ACCOUNTANTS ON SCHEDULE

The Board of Directors
Rogue Wave Software, Inc.:

Under date of October 26, 1999, we reported on the consolidated balance sheets of Rogue Wave Software, Inc. and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1999, as contained in the Company's Annual Report on Form 10-K for the fiscal year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, as listed in the accompanying index under Item 14 (a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   KPMG LLP

Denver, Colorado
October 26, 1999

                        ROGUE WAVE SOFTWARE CORPORATION

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 Years ended September 30, 1999, 1998 and 1997

                                                          Balance                                          Balance
                                                     at Beginning                                           at End
                                                        of Period       Additions        Deductions      of Period
                                                        ---------       ---------        ----------      ---------
September 30, 1999:
  Allowance for doubtful accounts...................        $ 259           $ 211             $  --          $ 470
  Sales returns and allowance.......................          278             154                --            432

September 30, 1998:
  Allowance for doubtful accounts...................          243              16                --            259
  Sales returns and allowance.......................          225              53                --            278

September 30, 1997:
  Allowance for doubtful accounts...................          107             136                --            243
  Sales returns and allowance.......................          111             114                --            225

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
                             -----------------------

2.1(1)    Agreement and Plan of Reorganization between Registrant, Inmark
Development Corporation and RW Acquisitions, Inc. dated as of September 19,
1995.

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

2.4(4)    Articles of Merger and Plan of Merger dated February 27, 1998 filed with the Secretary of State of North Carolina on February 27, 1998.

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

10.4(1)   Lease Agreement between Registrant and the State of Oregon dated May
1, 1996.

10.5(1)   Lease Agreement between the Registrant and the Landmark dated April
22, 1996.

10.6(7)   Home Loan Agreement between Registrant and Michael Scally dated
January 7, 1998.

10.7(7)   Home Loan Agreement between Registrant and Robert Holburn dated
February 2, 1998.

21.1      List of Subsidiaries of Registrant.

23.1      Consent of KPMG LLP.

24.1      Power of Attorney (reference is made to signature page).

27.1      Financial Data Schedule.


 ---------------------

(1) Filed as an Exhibt to the Registrant's Registration Statement on Form SB- 2, as amended (No. 333-13517)

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

(3) Filed as Exhibit 2.1 to the Registrant's Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(4) Filed as Exhibit 2.2 to the Registrant's Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(5) Filed as Exhibit 4.1 to the Registrant's Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(6) Filed as an Exhibit to the Registrant's Form 8-K dated March 1, 1999 and filed on March 9, 1999.

(7) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the year ended September 30, 1998.