Form 10-Q
period 1999-12-31
ROGUE WAVE SOFTWARE INC /OR/
filed 2000-02-16
CIK 1023184

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1999

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
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X    NO
                                         -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at January 31, 2000
                -----                           -------------------------------
     Common Stock, $0.001 par value                          10,480,224

                           ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                     INDEX



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION,

Item 1.    Consolidated Financial Statements:

             Condensed Consolidated Balance Sheets at September 30, 1999
             and December 31, 1999......................................    3

             Consolidated Statements of Operations for the three months
             ended December 31, 1998 and 1999...........................    4

             Consolidated Statements of Cash Flows for the three months
             ended December 31, 1998 and 1999...........................    5

           Notes to Consolidated Financial Statements...................    6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................    8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk...   18

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................   20

SIGNATURES..............................................................   22

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)


                                                                       September 30,        December 31,
                                                                           1999                 1999
                                                                       -------------        ------------
                                                                                             (unaudited)
                               ASSETS

Current assets:
   Cash, cash equivalents and short term investments.................  $      27,664        $     30,698
   Accounts receivable, net..........................................         10,176               7,704
   Prepaid expenses and other current assets.........................          2,660               2,761
                                                                       -------------        ------------
     Total current assets............................................         40,500              41,163

Equipment, net.......................................................          4,310               4,098
Goodwill, net........................................................         11,922              11,569
Other assets, net....................................................          2,738               2,459
                                                                       -------------        ------------
     Total assets....................................................  $      59,470        $     59,289
                                                                       =============        ============



                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................  $         423        $        368
   Accrued expenses..................................................          5,399               4,790
   Deferred revenue..................................................         11,306              11,252
                                                                       -------------        ------------
     Total current liabilities.......................................         17,128              16,410

Stockholders' equity:
   Common stock......................................................             10                  10
   Additional paid-in capital........................................         34,994              36,465
   Retained earnings.................................................          7,084               6,577
   Accumulated other comprehensive income (loss).....................            254                (173)
                                                                       -------------        ------------
     Total stockholders' equity......................................         42,342              42,879
                                                                       -------------        ------------
     Total liabilities and stockholders' equity......................  $      59,470        $     59,289
                                                                       =============        ============


                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except per share data, unaudited)




                                                                                       Three months ended
                                                                                          December 31,
                                                                                    -----------------------
                                                                                       1998        1999
                                                                                    ----------  -----------

Revenue:
   License revenue...............................................................     $ 7,809     $ 6,812
   Service and maintenance revenue...............................................       4,376       5,804
                                                                                      -------     -------
     Total revenue...............................................................      12,185      12,616
                                                                                      -------     -------
Cost of revenue:
   Cost of license revenue.......................................................         496         444
   Cost of service and maintenance revenue.......................................       1,574       1,927
                                                                                      -------     -------
     Total cost of revenue.......................................................       2,070       2,371
                                                                                      -------     -------
   Gross profit..................................................................      10,115      10,245
                                                                                      -------     -------
Operating expenses:
   Product development...........................................................       2,241       3,655
   Sales and marketing...........................................................       5,408       5,572
   General and administrative....................................................       1,213       1,348
   Goodwill amortization and severance costs.....................................           -         601
                                                                                      -------     -------
     Total operating expenses....................................................       8,862      11,176
                                                                                      -------     -------
     Income (loss) from operations...............................................       1,253        (931)
Other income, net................................................................         115         335
                                                                                      -------     -------
     Income (loss) before income taxes...........................................       1,368        (596)
Income tax expense (benefit).....................................................         479         (89)
                                                                                      -------     -------
     Net income (loss)...........................................................     $   889     $  (507)
                                                                                      =======     =======

Basic earnings (loss) per share..................................................       $0.09      $(0.05)
                                                                                      =======     =======
Diluted earnings (loss) per share................................................       $0.08      $(0.05)
                                                                                      =======     =======


Shares used in basic per share calculation.......................................      10,444      10,195
Shares used in diluted per share calculation.....................................      10,970      10,195


                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (in thousands, unaudited)

                                                                                    Three months ended
                                                                                    ------------------
                                                                                       December 31,
                                                                                       ------------
                                                                                    1998            1999
                                                                                    ----            ----
Cash flows from operating activities:
  Net income (loss)...........................................................     $   889        $  (507)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation and amortization.............................................         779          1,239
    Loss on disposal of assets................................................          58             --
    Changes in assets and liabilities:
      Accounts receivable.....................................................        (547)         2,319
      Prepaid expenses and other current assets...............................         136           (101)
      Other noncurrent assets.................................................        (588)            14
      Accounts payable and accrued expenses...................................         332           (773)
      Deferred revenue........................................................         877            (53)
                                                                                    -------        -------
        Net cash from operating activities....................................       1,936          2,138
                                                                                    -------        -------
Cash flows from investing activities - equipment acquisitions.................        (288)          (409)
                                                                                    -------        -------
        Net cash from investing activities....................................        (288)          (409)
                                                                                    -------        -------
Cash flows from financing activities:
  Payments on long-term debt and capital lease obligations....................         (31)            --
  Purchase of treasury stock..................................................        (815)            --
  Proceeds from exercise of stock options.....................................         160          1,471
                                                                                    -------        -------
        Net cash from financing activities....................................        (686)         1,471
                                                                                    -------        -------
Effect of exchange rate changes on cash........................................          94           (165)
                                                                                    -------        -------
        Net change in cash and cash equivalents................................       1,056          3,035
Cash, cash equivalents and short term investments at beginning of period.......      35,264         27,664
                                                                                    -------        -------
Cash, cash equivalents and short term investments at end of period.............     $36,320        $30,699
                                                                                    =======        =======



                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                                    NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  Basis of Presentation

    The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto (the Consolidated Financial Statements) for the year ended September 30, 1999, as included in the Company's annual report on Form 10-K.

2.  Revenue Recognition

    The Company's revenue is recognized according to the criteria of the American Institute of Certified Public Accountants Statements of Position 97-2, 98-4 and 98-9, relating to Software Revenue Recognition. License revenue is booked upon the execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and determination that collection of the resulting receivable is probable. Maintenance and service revenue includes maintenance revenue that is deferred and recognized over the maintenance period and service revenue that includes training and consulting, recognized as services are performed.

3.  Common Stock Repurchase

    In October 1998, the Board of directors authorized the Company to repurchase up to the lesser of 500,000 shares of the Company's common stock or $10,000,000. In July 1999, the Board of Directors further authorized the Company to repurchase the lesser of an additional 500,000 shares, or a cumulative total of $8,500,000 for the full 1,000,000 shares. The Company has purchased a total of 358,300 shares and has subsequently issued 241,090 of the repurchased shares for employee benefit plans as of December 31, 1999.

4.  Acquisition

    On March 1, 1999, the Company acquired 100% of the outstanding stock of NobleNet,Inc. (NobleNet) for $11.8 million in cash. The acquisition was accounted for under the purchase method and, accordingly, the accompanying financial statements include NobleNet's results beginning with the acquisition date. The purchase price was allocated to the assets of NobleNet based on their respective fair values. The excess of the purchase price over net identifiable assets acquired approximated $12.0 million and is being amortized over 10 years. The pro forma information that follows assumes that the acquisition of NobleNet took place as of October 1, 1998. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the period presented or the future results of the combined operations.

                                                              Three Months Ended
                                                                  December 31,
                                                                     1998
          Revenue..................................................$12,656
          Net loss..................................................(1,024)
          Basic earnings per share...................................(0.14)
          Diluted earnings per share.................................(0.14)

5.  Earnings (Loss) Per Share
    Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method unless the impact is anti-dilutive. The difference between basic earnings per share and diluted earnings per share is due to the effect of outstanding stock options.

6.  Comprehensive Income

    During fiscal year 1999 the Company adopted Financial Accounting Standards Board Statement No. 130 ("FASB 130"), "Reporting Comprehensive Income." FASB 130 establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption has no impact on the Company's net income or stockholders' equity. "Comprehensive Income" includes foreign translation adjustments which, prior to the adoption of FASB 130, were reported separately in stockholders' equity.

                                                        Three Months Ended
                                                            December 31,
                                                        ------------------
                                                          1998       1999
                                                        ------------------
        Net income (loss).............................. $    889   $  (507)
        Foreign currency translation gains (losses)....       68      (173)
                                                        --------   -------
        Comprehensive income (loss).................... $    957   $  (680)
                                                        ========   =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section "Risk Factors" and "Business" in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     Rogue Wave was founded in 1989 to provide reusable software components for the development of object-oriented software applications. The Company operated as a Subchapter S corporation until June 1994. In October 1995, Rogue Wave merged with Inmark Development Corporation ("Inmark"), a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. In February 1998, the Company merged with Stingray Software, Inc. ("Stingray"), a privately held corporation specializing in the development and distribution of object-oriented development tools for Windows programmers and a leading provider of Visual C++ class libraries. Both transactions were accounted for as pooling-of-interests business combinations. In March 1999, the Company merged with NobleNet, Inc. (NobleNet) in a purchase business combination. NobleNet specialized in building and marketing software products that allow existing information technology (IT) systems to communicate and interoperate across corporate networks and the Internet. The products are used to build sophisticated, enterprise-wide, distributed applications that run on more than forty platforms.

     To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is booked upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product if no significant contractual obligations remain and collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are provided upon shipment. Returns to date have not been material. Service and maintenance revenue consists of fees that are charged separately from product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically 12 months. Service revenue consists of training and consulting services and is recognized upon completion of the related activity. The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statements of Position 97-2, 98-4, and 98-9 relating to Software Revenue Recognition.

     The Company markets its products primarily through its direct sales force, and to a lesser extent through the Internet and an indirect channel consisting of OEMs, VARs, dealers and distributors. The Company's direct sales force consists of an inside telesales group that focuses on smaller orders ($50,000 or less), and an outside sales force that focuses on larger site licenses. The Company makes most of its products available for sale and distribution over the Internet. Revenue through this channel has not been significant to date, and there can be no assurance that the Company will be successful in marketing its products through this channel.

     International revenue accounted for approximately 28%, 24% and 27% of total revenue in fiscal 1998, 1999 and the three months ended December 31, 1999, respectively. In January 1996, the Company established a wholly owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. In 1998, the Company established a subsidiary in Italy. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. The Company has initiated a management reorganization that is expected to support accelerated European growth. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.

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

     The Company acquired a controlling interest in HotData, Inc. ("HotData") for $1.3 million on October 1, 1997. HotData began operations during 1997 and has developed technology relating to the collection and verification of data across the Internet. On September 1, 1998, HotData issued common stock to additional investors thereby reducing the Company's percentage ownership from
78% to 42%.   The HotData investment was accounted for using the equity method of accounting for fiscal 1998 and 1999. As of December 31, 1999, the Company's share of HotData's losses had reduced the Company's investment balance to zero.

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

  In March 1999, the Company acquired all of the outstanding shares of NobleNet common stock which were accounted for under the purchase method for approximately $11.8 million in cash. NobleNet's Nouveau technology, expanded Rogue Wave's product offering by providing a unified architecture for building high performance, distributed applications that interoperate across an enterprise or over the Internet.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain line items in the Company's Consolidated Statements of Operations.


                                                                                          Three months ended
                                                                                              December 31,
                                                                                        ----------------------
                                                                                           1998        1999
                                                                                        ----------  ----------

Revenue:
   License revenue...................................................................         64%         54%
   Service and maintenance revenue...................................................         36          46
                                                                                            ----        ----

     Total revenue...................................................................        100         100
                                                                                            ----        ----

Cost of revenue:
   Cost of license revenue...........................................................          4           4
   Cost of service and maintenance revenue...........................................         13          15
                                                                                            ----        ----

     Total cost of revenue...........................................................         17          19
                                                                                            ----        ----

     Gross profit                                                                             83          81
                                                                                            ----        ----

Operating expenses:
   Product development...............................................................         19          29
   Sales and marketing...............................................................         44          44
   General and administrative........................................................         10          11
   Goodwill amortization, and severance costs........................................         --           5
                                                                                            ----        ----

     Total operating expenses........................................................         73          89
                                                                                            ----        ----

     Income (loss) from operations...................................................         10          (8)
Other income, net....................................................................          1           3
                                                                                            ----        ----

     Income (loss) before income taxes...............................................         11          (5)
Income tax expense (benefit).........................................................          4          (1)
                                                                                            ----        ----

     Net income (loss)...............................................................          7%         (4)%
                                                                                            ====        ====



Revenue

     Total revenue for the three months ended December 31, 1999 was $12.6 million versus $12.2 million for the three months ended December 31, 1998, representing an increase of 4%. License revenue for the three months ended December 31, 1999 was $6.8 million versus $7.8 million for the three months ended December 31, 1998, representing a decrease of 13%. License revenue decreased primarily as a result of a decrease in the number of licenses sold to existing and new customers, reflecting a lack of additional product offerings and turnover in the sales organization.

     Service and maintenance revenue for the three months ended December 31, 1999 was $5.8 million versus $4.4 million for the three months ended December 31,1998, representing an increase of 33%. The increase in service and maintenance revenue was primarily attributable to increased sales volume of the Company's support and maintenance services during the last twelve months which are recognized ratably over the term of the support agreement.

Cost of Revenue

     Cost of license revenue for the three months ended December 31, 1999 was $444,000 versus $496,000 for the three months ended December 31, 1998, representing a decrease of 10%. As a percentage of total revenue, cost of license revenue was 4% for the three months ended December 31, 1999, and 1998. The decrease in cost of license revenue is primarily the result of reduced royalties paid. The Company expects that the cost of license revenue as a percentage of total revenue will remain constant in fiscal 2000.

     Cost of service and maintenance revenue for the three months ended December 31, 1999 was $1.9 million versus $1.6 million for the three months ended December 31, 1998 representing an increase of 22%. As a percentage of total revenue, cost of service and maintenance revenue was 15% for the three months ended December 31, 1999 versus 13% for the three months ended December 31, 1998. The increase in cost of service and maintenance revenue was due primarily to additional product support personnel. While the Company expects that service and maintenance revenue will continue to grow, the Company does not believe the cost of such revenue will increase as a percentage of total revenue.

Operating Expenses

     Product development expense for the three months ended December 31, 1999 was $3.7 million versus $2.2 million for the three months ended December 31, 1998 representing an increase of 63%. As a percentage of total revenue, product development expenses were 29% for the three months ended December 31, 1999 versus 18% for the three months ended December 31, 1998. The increase in product development expenses was primarily attributable to the expense of additional product development personnel as a result of the acquisition of NobleNet. The increase in product development expenses as a percentage of revenue is due primarily to the slower growth of revenue relative to the growth in development. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase throughout fiscal 2000.

     Sales and marketing expense for the three months ended December 31, 1999 were $5.6 million versus $5.4 million for the three months ended December 31, 1998 representing an increase of 3%. As a percentage of total revenue, sales and marketing expenses were 44% for the three months ended December 31, 1999, and 1998. The increase in sales and marketing expense was primarily due to continued investment in systems and personnel to expand the Company's sales channels and the addition of marketing personnel. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue.

     General and administrative expense for the three months ended December 31, 1999 were $1.3 million versus $1.2 million for the three months ended December 31, 1998 representing an increase of 11%. The increase in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations.

     Goodwill amortization and severance costs were $601,000 for the three months ended December 31, 1999. Approximately half of these costs relate to goodwill amortization associated with the acquisition of NobleNet.

Other Income, Net

     The increase in other income for the three months ended December 31, 1999 versus the three months ended December 31, 1998 is due primarily to the Company's minority share in the loss of an equity investment in HotData of $197,000 during 1998. The majority of other income consists of interest income on the Company's short-term investments which did not significantly change from the quarter ended December 1999 compared to December 1998.

Income Tax Expense

     The Company's effective tax rate for the three months ended December 31, 1999 was 15% versus 35% for the three months ended December 31, 1998. The effective rate for the quarter ended December 31, 1999, reflects the exclusion of non-deductible goodwill amortization. The Company expects the effective tax rate to increase during fiscal year 2000.

Liquidity and Capital Resources

     The increase in cash flows from operations was due primarily to an increase in working capital. The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. Short-term investments primarily consist of commercial paper with original maturities of 180 days or less which are held as securities available for sale. The Company believes that expected cash flow from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Risk Factors - Uncertainty of Future Operating Results"; "Fluctuations in Quarterly Operating Results," and "Future Acquisitions."

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

     One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock. For example, our financial results for the second fiscal quarter of 1998 and the third and fourth fiscal quarter of 1999 were below the expectations of public market financial analysts. The primary factors leading to the lower than expected results were (1) a longer sales cycle and product learning curve for the newly acquired Nouveau products, (2) lower than expected European sales and (3) distractions associated with mergers and reorganization. After each such announcement of financial results, the price of our common stock declined materially.

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

     Management of Growth. Our business has grown in recent years. This growth has placed a significant strain on our management systems and resources. To manage future growth we must continue to (1) improve our financial and management controls, reporting systems and procedures on a timely basis and (2) expand, train and manage our employee work force. If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

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

     Software applications can also be developed using our components in environments other than C++ or Java. Indirect competitors with such offerings include Microsoft (with its ActiveX technology), Inprise, Oracle, and Powersoft (a subsidiary of Sybase). Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than we do. In addition, several database vendors, such as Informix, Oracle and Sybase are increasingly developing robust software parts for inclusion with their database products and may begin to compete with us in the future. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like our current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than we do. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we may.

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

     Risks Associated with New Versions and New Products; Rapid Technological Change. The software market in which we compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs and (4) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

     Risks of Future Acquisitions. We frequently evaluate strategic opportunities available to us and may in the future pursue additional acquisitions of complementary technologies, products or businesses. Future acquisitions of complementary technologies, products or businesses may result in the diversion of management's attention from the day-to-day operations of our business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in dilutive issuance of equity securities, the incurrence of debt and amortization expense related to goodwill and other intangible assets. Our failure to successfully manage future acquisitions may have a material adverse effect on our business and financial results.

     In the second fiscal quarter of 1998 we completed a business combination with Stingray Software, Inc. Completing the acquisition and commencing the integration of the acquired business required significant attention from our management and caused disruption to our ongoing business. We believe that such disruption had a material adverse effect on the Company's financial results for the second fiscal quarter of 1998. In the second fiscal quarter of 1999, we completed the acquisition of NobleNet, Inc. We believe that the longer sales cycle and product learning curve had a material adverse effect on our financial results for the third and fourth fiscal quarters of 1999. In addition, the continued integration of these acquisitions may result in material adverse results in future quarters.

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

     Dependence Upon Key Personnel. Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. We believe that the technological and creative skills of our personnel are essential to establishing and maintaining a leadership position, particularly in light of the fact that our intellectual property, once sold to the public market, is easily replicated. The loss of the services of one or more of our executive officers or key technical personnel could have a material adverse effect on our business. The Company views the services of Thomas Keffer, the Company's Chairman of the Board, as difficult to replace and maintains a key person life insurance policy in the amount of $2.0 million for Dr. Keffer.

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

     Proprietary Rights, Risks of Infringement and Source Code Release. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. The nature of many of our products requires the release of the source code to all customers. As such, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

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

Year 2000 Readiness

     In preparation for the year 2000, we engaged in efforts to ensure that our products and critical business systems properly recognize date-sensitive information in the year 2000 and beyond. These efforts and their costs are described below. We have not experienced any significant "year 2000 problems" with our products and critical business systems and do not expect that we will do so in the future.

     State of Readiness. In 1999, we assessed the ability of our software and critical business systems to operate properly in the year 2000 and beyond. We investigated the year 2000 readiness of our software and hardware vendors and conducted internal tests of the operation of our products and critical business systems. The only year 2000-related issues we identified were some date handling issues with five of our currently supported products: NobleNet RPC and EZ-RPC, Tools.h++, Objective Grid and Objective Toolkit. These issues have all been addressed in subsequent releases of those products and we are not aware that the earlier versions of the products resulted in any material disruptions for our customers.

     Cost of Assessment and Remidiation. We have incurred direct costs of approximately $160,000 in assessing and remediating year 2000 problems, and we do not expect to spend more than $50,000 in the aggregate to complete the process.

     Risks. We could be exposed to a loss of revenues and our operating expenses could increase if our products or critical business systems have year 2000 problems. Our potential areas of exposure include products purchased from third parties, information technology, including computers and software, and non-information technology, including telephone systems and other equipment used internally. The reasonably likely worst case scenario for year 2000 problems would be if a significant defect exists in key hardware or software and if a solution for such a problem were not immediately available.

     Contingency Plan. Although we have not experienced any year 2000-related problems affecting our internal systems, we have developed contingency plans to be implemented if our efforts to identify and correct year 2000 problems are not effective. Depending on the systems affected, these plans include:

-  accelerated replacement of affected equipment or software;
- short to medium-term use of back-up equipment and software or other redundant systems;
- increased work hours for our personnel or the hiring of additional information technology staff; and
- the use of contract personnel to correct, on an accelerated basis, any year 2000 problems that arise or to provide interim alternate solutions for information system deficiencies.

     The discussion of our efforts and expectations relating to year 2000 compliance are forward-looking statements. Our ability to achieve year 2000 compliance, and the level of incremental costs associated with compliance, could be adversely affected by, among other things, the availability and cost of contract personnel and external resources, third party suppliers' ability to modify proprietary software, and unanticipated problems not identified in our ongoing review.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on short-term investments and foreign currency exchange rate fluctuations.

     As of December 31, 1999, short-term investments of $14.2 million were held available for sale with maturities of less than 180 days. Short-term investments consist primarily of high credit and highly liquid corporate commercial paper and money market funds. A substantial change in overall interest rates would not have a material affect on the financial position of the Company.

     Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at December 31, 1999, movements in foreign currency rates would not materially affect the financial position of the Company. As of December 31, 1999, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $2.3 million.

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

  10.1(1) Registrant's 1996 Equity Incentive Plan.

  10.2 Amended and Restated Employee Stock Purchase Plan, dated June 6, 1996, as amended January 25, 2000.

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


                                          ROGUE WAVE SOFTWARE, INC.
                                          (Registrant)



Date:  February 14, 2000
                                          /s/ Merle Waterman
                                          ------------------------------
                                          MERLE WATERMAN
                                          CHIEF FINANCIAL OFFICER