Form 10-Q
period 2000-03-31
ROGUE WAVE SOFTWARE INC /OR/
filed 2000-05-11
CIK 1023184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2000

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
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X    NO
                                         -----      -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at April 30, 2000
            -----                       -----------------------------
 Common Stock, $0.001 par value                   10,806,042

                           ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                     INDEX


                                                                           Page No.
                                                                           --------
PART I - FINANCIAL INFORMATION,

Item 1. Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets at September 30, 1999
            and March 31, 2000 ................................................3

            Consolidated Statements of Operations for the three and the six months Ended March 31, 1999 and 2000 ..............................4

            Consolidated Statements of Cash Flows for the six months ended
            March 31, 1999 and 2000 ...........................................5

            Notes to Consolidated Financial Statements ........................6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...............................8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk........18

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Securities Holders.............20

Item 5.     Exhibits and Reports on Form 8-K .................................21

SIGNATURES ...................................................................23

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)


                                                                       September 30,    March 31,
                                                                           1999           2000
                                                                     -----------------------------
                                                                                       (unaudited)
                                  ASSETS

Current assets:
   Cash and cash equivalents.........................................     $13,875       $18,551
   Short term investments............................................      13,789        15,755
                                                                          -------       -------
      Total cash, cash equivalents and short term investments........      27,664        34,306

   Accounts receivable, net..........................................      10,176         9,121
   Prepaid expenses and other current assets.........................       2,660         2,437
                                                                          -------       -------
      Total current assets...........................................      40,500        45,864

Equipment, net.......................................................       4,310         4,090
Goodwill, net........................................................      11,922        11,257
Other assets, net....................................................       2,738         1,949
                                                                          -------       -------
      Total assets...................................................     $59,470       $63,160
                                                                          =======       =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..................................................     $   423       $   409
   Accrued expenses..................................................       5,399         4,491
   Deferred revenue..................................................      11,306        11,723
                                                                          -------       -------

      Total current liabilities......................................      17,128        16,623

Stockholders' equity:
   Common stock......................................................          10            10
    Additional paid-in capital.......................................      34,994        39,992
   Retained earnings.................................................       7,084         6,465
   Accumulated other comprehensive income............................         254            70
                                                                          -------       -------
      Total stockholders' equity.....................................      42,342        46,537
                                                                          -------       -------
      Total liabilities and stockholders' equity.....................     $59,470       $63,160
                                                                          =======       =======


                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

               (in thousands, except per share data, unaudited)

                                                                     Three months ended     Six months ended
                                                                         March  31,             March 31,
                                                                     ------------------    ------------------
                                                                        1999       2000       1999       2000
                                                                        ----       ----       ----       ----
Revenue:
 License revenue..................................................   $ 8,619    $ 7,013    $16,428    $13,825
 Service and maintenance revenue..................................     4,760      6,029      9,136     11,833
                                                                     -------    -------    -------    -------
    Total revenue..................................................    13,379     13,042     25,564     25,658

Cost of revenue:
 Cost of license revenue..........................................       561        364      1,057        808
 Cost of service and maintenance revenue..........................     1,764      1,998      3,338      3,925
                                                                     -------    -------    -------    -------
   Total cost of revenue..........................................     2,325      2,362      4,395      4,733
                                                                     -------    -------    -------    -------
   Gross profit...................................................    11,054     10,680     21,169     20,925

Operating expenses:
 Product development..............................................     2,620      3,502      4,861      7,157
 Sales and marketing..............................................     5,665      5,781     11,073     11,353
 General and administrative.......................................     1,384      1,381      2,597      2,729
 Acquisition, relocation and goodwill amortization costs..........       102        354        102        955
                                                                     -------    -------    -------    -------
   Total operating expenses.......................................     9,771     11,018     18,633     22,194
   Income (loss) from operations..................................     1,283       (338)     2,536     (1,269)
Other income, net.................................................       408        356        523        691
                                                                     -------    -------    -------    -------
   Income (loss) before income taxes..............................     1,691         18      3,059       (578)
Income tax expense................................................       592        130      1,071         41
                                                                     -------    -------    -------    -------
   Net income (loss)..............................................   $ 1,099    $  (112)   $ 1,988    $  (619)
                                                                     =======    =======    =======    =======

Basic earnings (loss) per share...................................     $0.10     $(0.01)     $0.18     $(0.06)
                                                                     =======    =======    =======    =======
Diluted earnings (loss) per share.................................     $0.10     $(0.01)     $0.18     $(0.06)
                                                                     =======    =======    =======    =======
Shares used in basic per share calculation........................    10,531     10,524     10,893     10,349
Shares used in diluted per share calculation......................    11,185     10,524     11,091     10,349

   Net income (loss)..............................................     1,099       (112)     1,988       (619)

Other comprehensive loss:
 Foreign currency translation losses..............................      (186)      (427)       (92)      (184)
                                                                     -------    -------    -------    -------
   Total comprehensive income (loss)..............................   $   913    $  (539)   $ 1,896    $  (803)
                                                                     =======    =======    =======    =======

                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (in thousands, unaudited)

                                                                                     Six months ended
                                                                                     ----------------
                                                                                        March  31,
                                                                                        ----------
                                                                                       1999       2000
                                                                                   --------    -------
Cash flows from operating activities:
 Net income (loss).............................................................    $  1,988    $  (619)
Adjustments to reconcile net income (loss) to net cash from operating activities:
 Depreciation and amortization.................................................       1,853      2,354
 Loss on disposal of assets....................................................          58         --
 Changes in assets and liabilities:
  Accounts receivable..........................................................        (991)     1,055
  Prepaid expenses and other current assets....................................        (230)       239
  Deferred income taxes........................................................          --        (16)
  Other noncurrent assets......................................................      (1,106)       222
  Accounts payable and accrued expenses........................................       1,678       (918)
  Deferred  revenue............................................................       1,865        417
                                                                                   --------    -------

   Net cash from operating activities..........................................       5,115      2,734
                                                                                   --------    -------

Cash flows from investing activities :

 Purchase of business net of cash acquired.....................................     (11,840)        --
 Short term investments........................................................       5,014     (1,966)
 Equipment acquisitions........................................................        (692)      (902)
                                                                                   --------    -------
 Net cash from investing activities............................................      (7,518)    (2,868)
                                                                                   --------    -------

Cash flows from financing activities:
 Payments on long-term debt and capital lease obligations......................        (100)        (4)
 Net proceeds from issurance of common stock, net..............................         337         --
 Purchase of treasury stock....................................................      (1,627)        --
 Proceeds from exercise of stock options.......................................         272      4,998
                                                                                   --------    -------
   Net cash from financing activities..........................................      (1,118)     4,994
                                                                                   --------    -------
Effect of exchange rate changes on cash........................................         (92)      (184)
                                                                                   --------    -------
 Net change in cash and cash equivalents.......................................      (3,613)     4,676
Cash and cash equivalents at beginning of period...............................      13,981     13,875
                                                                                   --------    -------
Cash and cash equivalents at end of period.....................................    $ 10,368    $18,551
                                                                                   ========    =======



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

2.   Revenue Recognition
     The Company's revenue is recognized according to the criteria of the American Institute of Certified Public Accountants Statements of Position 97-2, 98-4 and 98-9, relating to software revenue recognition. License revenue is booked upon the execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and determination that collection of the resulting receivable is probable. Maintenance and service revenue includes maintenance revenue that is deferred and recognized over the maintenance period and service revenue that includes training and consulting, which is recognized as services are performed.

3.   Common Stock Repurchase
     In October 1998, the Board of directors authorized the Company to repurchase up to the lesser of 500,000 shares of the Company's common stock or $10,000,000. In July 1999, the Board of Directors further authorized the Company to repurchase the lesser of an additional 500,000 shares, or a cumulative total of $8,500,000 for the full 1,000,000 shares. The Company has purchased and subsequently issued a total of 358,300 shares for employee benefit plans as of March 31, 2000.

4.   Acquisition
     On March 1, 1999, the Company acquired 100% of the outstanding stock of NobleNet, Inc. (NobleNet) for $11.8 million in cash. The acquisition was accounted for under the purchase method and, accordingly, the accompanying financial statements include NobleNet's results beginning with the acquisition date. The purchase price was allocated to the assets of NobleNet based on their respective fair values. The excess of the purchase price over net identifiable assets acquired approximated $12.0 million and is being amortized over 10 years. The pro forma information that follows assumes that the acquisition of NobleNet took place as of January 1, 1999. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the period presented or the future results of the combined operations.

                                                             Three Months Ended
                                                               March 31, 1999
Revenue........................................................    $13,547
Net loss.......................................................       (128)
Basic and diluted loss per share...............................      (0.01)

5.   Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method unless the impact is anti-dilutive. The difference between basic earnings per share and diluted earnings per share is due to the effect of outstanding stock options. For the three and six months ended March 31, 2000, the dilutive effect of outstanding options would have been 467,111 and 332,151, respectively.

6.   Comprehensive Income
     During fiscal year 1999 the Company adopted Financial Accounting Standards Board Statement No. 130 ("FASB 130"), "Reporting Comprehensive Income." FASB 130 establishes new rules for reporting and displaying comprehensive income and its components; however, the adoption has no impact on the Company's net income or stockholders' equity. "Comprehensive Income" includes foreign currency translation adjustments which, prior to the adoption of FASB 130, were reported separately in stockholders' equity.

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

Overview

     Rogue Wave was founded in 1989 to provide reusable software components for the development of object-oriented software applications. The Company operated as a Subchapter S corporation until June 1994. In October 1995, Rogue Wave merged with Inmark Development Corporation ("Inmark"), a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. In February 1998, the Company merged with Stingray Software, Inc. ("Stingray"), a privately held corporation specializing in the development and distribution of object-oriented development tools for Windows programmers and a leading provider of Visual C++ class libraries. Both transactions were accounted for as pooling-of-interests business combinations. In March 1999, the Company merged with NobleNet, Inc. (NobleNet) in a purchase business combination. NobleNet specialized in building and marketing software products that allow existing information technology (IT) systems to communicate and interoperate across corporate networks and the Internet. The products are used to build sophisticated, enterprise-wide, distributed applications that run on more than 40 platforms.

     To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is booked upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product if no significant contractual obligations remain and collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are provided upon shipment. Returns to date have not been significant. Service and maintenance revenue consists of fees that are charged separately from product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically 12 months. Service revenue consists of training and consulting services and is recognized upon completion of the related activity. The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants Statements of Position 97-2, 98-4, and 98-9 relating to software revenue recognition.

     The Company markets its products primarily through its direct sales force, and to a lesser extent through the Internet and an indirect channel consisting of OEMs, VARs, dealers and distributors. The Company's direct sales force consists of an inside telesales group that focuses on smaller orders ($50,000 or less), and a field sales force that focuses on larger site licenses. The Company makes most of its products available for sale and distribution over the Internet. Revenue through this channel has not been significant to date, and there can be no assurance that the Company will be successful in marketing its products through this channel.

     International revenue accounted for approximately 28%, 24% and 23% of total revenue in fiscal 1998, 1999 and the six months ended March 31, 2000, respectively. In January 1996, the Company established a wholly owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. In 1998, the Company established a subsidiary in Italy. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. The Company has initiated a management reorganization that is expected to support accelerated European growth. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.

     The majority of the Company's international revenue is generated by the Company's European subsidiaries and is denominated in local currencies. The Company may enter into forward foreign exchange contracts to reduce the risk associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors-Risks Associated with in International Operations."

     The Company acquired a controlling interest in HotData, Inc. ("HotData") for $1.3 million on October 1, 1997. HotData began operations during 1997 and has developed technology relating to the collection and verification of data across the Internet. On September 1, 1998 and on January 11, 1999, HotData issued capital stock to additional investors thereby reducing the Company's percentage ownership from 78% to 42% and 42% to 21%, respectively. The HotData investment was accounted for using the equity method of accounting for fiscal 1998, 1999 and 2000. As of March 31, 2000, the Company's recorded investment balance in HotData is zero as a result of the Company's share of HotData losses.

     In February 1998, the Company acquired all of the outstanding shares of Stingray common stock in a business combination accounted for as a pooling of interests for approximately 1.65 million shares of Rogue Wave common stock. Stingray was a privately held company that develops and distributes development tools for Windows programmers. The merger added several new product lines to Rogue Wave's current slate of object-oriented C++ and Java (TM) class libraries and builders. Stingray offers an extensive line of add-on libraries that extend and enhance the Microsoft Foundation Classes (MFC), providing additional, prebuilt functionality for creating sophisticated GUI controls, grids, diagrams and charts. Stingray also offers ActiveX components, and several Java class libraries that will further strengthen Rogue Wave's offerings in the Java marketplace. The financial results for all periods presented include the accounts of the Company and Stingray.

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

                                                    Percentage of Total Net Revenues
                                                    --------------------------------
                                                 -------------------------------------
                                                 Three months ended   Six months ended
                                                      March 31,           March 31,
                                                 ------------------   ----------------
                                                     1999    2000     1999    2000

Revenue:
 License revenue .................................     64%     54%      64%     54%
 Service and maintenance revenue .................     36      46       36      46
                                                     ----    ----     ----    ----

   Total revenue .................................    100     100      100     100
                                                     ----    ----     ----    ----
Cost of revenue:
 Cost of license revenue .........................      4       3        4       3
 Cost of service and maintenance revenue .........     13      15       13      15
                                                     ----    ----     ----    ----
   Total cost of revenue .........................     17      18       17      18
                                                     ----    ----     ----    ----
   Gross profit ..................................     83      82       83      82
                                                     ----    ----     ----    ----

Operating expenses:
 Product development .............................     20      27       20      28
 Sales and marketing .............................     42      44       43      45
 General and administrative ......................     10      11       10      11
 Acquisition, relocation and goodwill amortization      1       3        0       3
                                                     ----    ----     ----    ----
   Total operating expenses ......................     73      85       73      87
                                                     ----    ----     ----    ----
   Income (loss) from operations .................     10      (3)      10      (5)
Other income, net ................................      3       3        2       3
                                                     ----    ----     ----    ----
   Income (loss) before income taxes .............     13    --         12      (2)
Income tax expense ...............................      5       1        4    --
                                                     ----    ----     ----    ----
   Net income (loss) .............................      8%     (1)%      8%     (2)%

Revenue

     Total revenue for the three and six months ended March 31, 2000 was $13.0 million and $25.7 million, respectively, versus $13.4 million and $25.6 million for the three and six months ended March 31, 1999, representing a decrease of 3% and no change, respectively. License revenue for the three and six months ended March 31, 2000 was $7.0 million and $13.8 million versus $8.6 million and $16.4 million, respectively, for the three and six months ended March 31, 1999, respectively, representing a decrease of 19% and 16%, respectively. License revenue decreased primarily as a result of a decrease in the number of licenses sold to existing and new customers, reflecting a lack of additional product offerings, and sales force turnover.

     Service and maintenance revenue for the three and six months ended March 31, 2000 was $6.0 million and $11.8 million versus $4.8 million and $9.1 million for the three and six months ended March 31, 1999 representing an increase of 27% and 30%, respectively. The increase in service and maintenance revenue was primarily attributable to increased sales volume of the Company's support and maintenance services during the last twelve months which are recognized ratably over the term of the support agreement.

Cost of Revenue

     Cost of license revenue for the three and six months ended March 31, 2000 was $364,000 and $808,000 versus $561,000 and $1.1 million for the three and six months ended March 31, 1999, representing a decrease of 35% and 24%, respectively. As a percentage of total revenue, cost of license revenue was 3% for the three and six months ended March 31, 2000 versus 4% for the three and six months ended March 31, 1999. The decrease in cost of license revenue is a result of a decrease in the number of licenses and manuals sold. The Company expects that the cost of license revenue as a percentage of total revenue will remain constant in fiscal 2000.

     Cost of service and maintenance revenue for the three and six months ended March 31, 2000 was $2.0 million and $3.9 million versus $1.8 million and $3.3 million for the three and six months ended March 31, 1999 representing an increase of 13% and 18%, respectively. As a percentage of total revenue, cost of service and maintenance revenue was 15% for the three and six months ended March 31, 2000 versus 13% for the three and six months ended March 31, 1999. The increase in cost of service and maintenance revenue was due primarily to a higher mix of outside contractors used to provide consulting services. The Company expects that service and maintenance revenue will continue to grow, the Company does not believe the cost of such revenue will increase as a percentage of total revenue.

Operating Expenses

     Product development expense for the three and six months ended March 31, 2000 was $3.5 million and $7.2 million versus $2.6 million and $4.9 million for the three and six months ended March 31, 1999 representing an increase of 17% and 32%. As a percentage of total revenue, product development expenses were 34% and 47%, respectively, for the three and six months ended March 31, 2000 versus 20% for the three and six months ended March 31, 1999. The increase in product development expenses was primarily attributable to the expense of additional product development personnel as a result of the acquisition of NobleNet. The increase in product development expenses as a percentage of revenue is due primarily to the slower growth of revenue relative to the growth in product development activities. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase throughout fiscal 2000.

     Sales and marketing expense for the three and six months ended March 31, 2000 were $5.8 million and $11.4 million versus $5.7 million and $11.1 for the three and six months ended March 31, 1999 representing an increase of 2% and 3%, respectively. As a percentage of total revenue, sales and marketing expenses were 44% for the three and six months ended March 31, 2000 versus 42% and 43% for the three and six months ended March 31, 1999. The increase in sales and marketing expense was primarily due to continued investment in systems and personnel to expand the Company's sales channels. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue.

     General and administrative expense for the three and six months ended March 31, 2000 were $1.4 million and $2.7 million versus $1.4 million and $2.6 million for the three and six months ended March 31, 1999 representing no change and an increase of 5%, respectively. The slight increase in general and administrative expenses was primarily due to continued investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations.

     Goodwill amortization and severance costs were $354,000 and $955,000 for the three and six months ended March 31, 2000 versus $102,000 for the three and six months ended March 31, 1999, respectively. The increase in costs relates to goodwill amortization associated with the acquisition of NobleNet.

Other Income, Net

     Other income for the three and six months ended March 31, 2000 and the three and six months ended March 31, 1999, primarily consists of interest income on the Company's short-term investments. The increase in the six months ended March 2000 versus the six months ended March 31, 1999, is due to an increase in short term investments as well as general increases in interest rates.

Income Tax Expense

     Due to the non-deductibility of goodwill resulting from the NobleNet acquisition, the Company has taxable income in 2000. Income taxes are provided on an interim basis at the expected tax rate for the year.

Liquidity and Capital Resources

     The decrease in cash flows from operations for the six months ended March 31, 2000 compared to the six months ended March 31, 1999, was due primarily to a net loss for the six months ended March 31, 2000 and changes in components of working capital. The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. Short-term investments primarily consist of commercial paper with original maturities of 180 days or less which are held as securities available for sale. The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Risk Factors - Uncertainty of Future Operating Results"; "Fluctuations in Quarterly Operating Results," and "Future Acquisitions."

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

     One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock. For example, our financial results for the third and fourth fiscal quarter of 1999 were below the expectations of public market financial analysts. The primary factors leading to the lower than expected results were (1) a longer sales cycle and product learning curve for the newly acquired Nouveau products, (2) lower than expected European sales and (3) distractions associated with mergers and reorganization. After each such announcement of financial results, the price of our common stock declined materially.

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

     Dependence on Emerging Market for C++, Visual C++/MFC and Java. Our product lines are designed for use in object-oriented software application development, specifically the C++, Visual C++/MFC and Java programming languages. To date, a substantial majority of our revenue has been attributable to sales of products and related maintenance and consulting services related to C++ programming and development. We believe that while the market for object- oriented technology is growing, our growth depends upon broader market acceptance of object-oriented technology. Object-oriented programming languages are very complex and the number of software developers using them is relatively small compared to the number of developers using other software development technology. Our financial performance will depend in part upon continued growth in object-oriented technology and markets and the development of standards that our products address. There can be no assurance that the market will continue to grow or that we will be able to respond effectively to the evolving requirements of the market.

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

     Risks of Future Acquisitions. We frequently evaluate strategic opportunities available to us and may in the future pursue additional acquisitions of complementary technologies, products or businesses. Future acquisitions of complementary technologies, products or businesses may result in the diversion of management's attention from the day-to-day operations of our business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in dilutive issuance of equity securities and the incurrence of debt and amortization expense related to goodwill and other intangible assets. Our failure to successfully manage future acquisitions may have a material adverse effect on our business and financial results.

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

     Cost of Assessment and Remidiation. We incurred direct costs of approximately $200,000 in assessing and remediating year 2000 problems.

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

     As of March 31, 2000, short-term investments of $15.8 million were held available for sale with maturities of less than 180 days. Short-term investments consist primarily of high credit and highly liquid corporate commercial paper and money market funds. A substantial change in overall interest rates would not have a material affect on the financial position of the Company.

     Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at March 31, 2000, movements in foreign currency rates would not materially affect the financial position of the Company. As of March 31, 2000, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $2.4 million.

PART II - OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's annual meeting of stockholders was held on January 25, 2000 (the "Annual Meeting").

(c) The following matters were voted upon at the Annual Meeting:

    (i) The first matter related to the election of five director nominees, Thomas Keffer, Ph.D., Bruce T. Coleman, Thomas M. Atwood, Louis C. Cole and Richard P. Magnuson as directors of the Company to serve until the next annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

               NAMES                        FOR         WITHHELD
               -------------------------    ---------   --------
               Thomas Keffer, PH.D          8,622,699   361,828
               Bruce T. Coleman             8,593,925   390,602
               Thomas M. Atwood             8,350,033   634,494
               Louis C. Cole                8,604,706   379,821
               Richard P. Magnuson          8,561,475   423,052


    (ii) The second matter related to the approval of an amendment of the Company's Employee Stock Purchase Plan, as amended and restated, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000 shares and to provide for future automatic increases in the number of shares of Common Stock authorized for issuance under such plan. 3,870,006 votes were cast for approval, 1,381,155 votes were cast against approval, and there were 26,731 abstentions and 3,706,635 broker non-votes.

    (iii) The third matter related to the ratification of the appointment of the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending September 30, 2000. 8,560,717 votes were cast for ratification, 43,234 votes were cast against ratification, and there were 380,576 abstentions.

Based on these reporting results, each director nominated was elected and the second and third matters were approved.

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

     4.4 Registration Rights Agreement between the Registrant and Intel 64 Fund LLC, dated February 22, 2000.

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

     10.4(1) Lease Agreement between Registrant and the State of Oregon, dated May 1, 1996.

     10.5(1) Lease Agreement between the Registrant and the Landmark, dated April 22, 1996.

     10.6(1) Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated October 16, 1996.

     10.7(1) Collateral Assignment, Patent Mortgage and Security Agreement between the Registrant and Silicon Valley Bank, dated October 16, 1996.

     27 Financial Data Schedule.

     (1) Filed as an Exhibit to the Registrant's Registration Statement on Form SB- 2, as amended (No. 333-13517)

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

Items 1, 2, 3, and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ROGUE WAVE SOFTWARE, INC.
                         (Registrant)



Date:  May 11, 2000     /s/  Merle Waterman
                         --------------------------------
                         MERLE WATERMAN
                         CHIEF FINANCIAL OFFICER)