Form 10-Q
period 2000-06-30
ROGUE WAVE SOFTWARE INC /OR/
filed 2000-08-10
CIK 1023184

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2000

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number: 0-28900


                           Rogue Wave Software, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Delaware                                                93-1064214
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

5500 Flatiron Parkway, Boulder, Colorado                          80301
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                (303) 473-9118
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO
                                         -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at July 31, 2000
           -----                                ----------------------------
Common Stock, $0.001 par value                           10,892,319

                           ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                           Page No.
                                                                                           --------
PART I - FINANCIAL INFORMATION,

Item 1.   Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets at September 30, 1999
               and June 30, 2000.............................................................  3

               Condensed Consolidated Statements of Operations for the three and the nine months ended June 30, 1999 and 2000......................................  4

               Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1999 and 2000..................................................  5

               Notes to Condensed Consolidated Financial Statements..........................  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................................  8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................... 18

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................................... 19

SIGNATURES................................................................................... 21

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)


                                                                         September 30,          June 30,
                                                                             1999                 2000
                                                                        ---------------      --------------
                                                                                               (unaudited)
                                   ASSETS
Current assets:
   Cash and cash equivalents.........................................        $13,875             $18,972
   Short term investments............................................         13,789              16,288
                                                                             -------             -------
      Total cash, cash equivalents and short term investments........         27,664              35,260

   Accounts receivable, net..........................................         10,176              10,446
   Prepaid expenses and other current assets.........................          2,660               2,338
                                                                             -------             -------
      Total current assets...........................................         40,500              48,044

Equipment, net.......................................................          4,310               4,425
Goodwill, net........................................................         11,922              10,600
Other assets, net....................................................          2,738               1,916
                                                                             -------             -------
      Total assets...................................................        $59,470             $64,985
                                                                             =======             =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..................................................        $   423             $   680
   Accrued expenses..................................................          5,399               5,949
   Deferred revenue..................................................         11,306              11,596
                                                                             -------             -------
      Total current liabilities......................................         17,128              18,225

Stockholders' equity:
   Common stock......................................................             10                  10
   Additional paid-in capital........................................         34,994              40,026
   Retained earnings.................................................          7,084               6,731
   Accumulated other comprehensive income (loss).....................            254                  (7)
                                                                             -------             -------
      Total stockholders' equity.....................................         42,342              46,760
                                                                             -------             -------
      Total liabilities and stockholders' equity.....................        $59,470             $64,985
                                                                             =======             =======

                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                          COMPREHENSIVE INCOME (LOSS)

               (in thousands, except per share data, unaudited)

                                                                        Three months ended           Nine months ended
                                                                             June  30,                    June 30,
                                                                        --------------------       ---------------------
                                                                          1999         2000          1999          2000
                                                                          ----         ----          ----          ----
Revenue:
 License revenue..................................................      $ 8,209      $ 8,023       $24,637       $21,848
 Service and maintenance revenue..................................        5,822        6,038        14,958        17,871
                                                                        -------      -------       -------       -------
   Total revenue..................................................       14,031       14,061        39,595        39,719

Cost of revenue:
 Cost of license revenue..........................................          533          541         1,590         1,349
 Cost of service and maintenance revenue..........................        2,025        2,083         5,363         6,008
                                                                        -------      -------       -------       -------
   Total cost of revenue..........................................        2,558        2,624         6,953         7,357
                                                                        -------      -------       -------       -------
   Gross profit...................................................       11,473       11,437        32,642        32,362

Operating expenses:
 Product development..............................................        3,295        3,598         8,156        10,755
 Sales and marketing..............................................        6,041        6,072        17,114        17,425
 General and administrative.......................................        1,325        1,336         3,922         4,065
 Acquisition, relocation and goodwill amortization costs..........          384          354           486         1,309
                                                                        -------      -------       -------       -------
   Total operating expenses.......................................       11,045       11,360        29,678        33,554
   Income (loss) from operations..................................          428           77         2,964        (1,192)
Other income, net.................................................          239          551           762         1,242
                                                                        -------      -------       -------       -------
   Income  before income taxes....................................          667          628         3,726            50
Income tax expense................................................          233          362         1,304           403
                                                                        -------      -------       -------       -------
   Net income (loss)..............................................      $   434      $   266       $ 2,422       $  (353)
                                                                        =======      =======       =======       =======

Basic earnings (loss) per share...................................        $0.04        $0.02         $0.23        $(0.03)
                                                                        =======      =======       =======       =======
Diluted earnings (loss) per share.................................        $0.04        $0.02         $0.22        $(0.03)
                                                                        =======      =======       =======       =======
Shares used in basic per share calculation........................       10,405       10,686        10,429        10,465
Shares used in diluted per share calculation......................       10,882       10,827        10,984        10,465

   Net income (loss)..............................................          434          266         2,422          (353)

Other comprehensive income (loss)
 Foreign currency translation gain (loss).........................           80          (77)          (13)         (261)
                                                                        -------      -------       -------       -------
   Total comprehensive income (loss)..............................      $   514      $   189       $ 2,409       $  (614)
                                                                        =======      =======       =======       =======

                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (in thousands, unaudited)

                                                                                            Nine months ended
                                                                                            -----------------
                                                                                                June 30,
                                                                                                --------
                                                                                           1999           2000
                                                                                           ----           ----
Cash flows from operating activities:
 Net income (loss).................................................................     $  2,422        $  (353)
 Adjustments to reconcile net income (loss) to net cash from operating activities:
  Depreciation and amortization....................................................        2,892          3,569
  Loss on disposal of assets.......................................................           58             --
  Changes in assets and liabilities:
   Accounts receivable.............................................................       (1,858)          (270)
   Prepaid expenses and other current assets.......................................          512            338
   Deferred income taxes...........................................................           --            (16)
   Other noncurrent assets.........................................................       (1,001)           321
   Accounts payable and accrued expenses...........................................          704            811
   Deferred revenue                                                                        2,420            290
                                                                                        --------        -------

     Net cash from operating activities............................................        6,149          4,690
                                                                                        --------        -------

Cash flows from investing activities :
 Purchase of business net of cash acquired.........................................      (11,840)            --
 Short term investments............................................................        4,367         (2,499)
 Equipment acquisitions............................................................       (1,068)        (1,861)
                                                                                        --------        -------
     Net cash from investing activities............................................       (8,541)        (4,360)
                                                                                        --------        -------

Cash flows from financing activities:
 Payments on debt and capital lease obligations....................................         (105)            (4)
 Net proceeds from issurance of common stock.......................................          337             --
 Purchase of treasury stock........................................................       (1,883)            --
 Proceeds from exercise of stock options...........................................          364          5,032
                                                                                        --------        -------

     Net cash from financing activities............................................       (1,287)         5,028
                                                                                        --------        -------

Effect of exchange rate changes on cash............................................          (13)          (261)
                                                                                        --------        -------

     Net change in cash and cash equivalents.......................................       (3,692)         5,097
Cash and cash equivalents at beginning of period...................................       13,981         13,875
                                                                                        --------        -------

Cash and cash equivalents at end of period.........................................     $ 10,289        $18,972
                                                                                        ========        =======

                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                                   NOTES TO
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation
     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto (the "Consolidated Financial Statements") for the year ended September 30, 1999, as included in the Company's annual report on Form 10-
     K. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending September 30, 2000.

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

3.   Common Stock Repurchase
     In October 1998, the Board of directors authorized the Company to repurchase up to the lesser of 500,000 shares of the Company's common stock or $10,000,000. In July 1999, the Board of Directors further authorized the Company to repurchase the lesser of an additional 500,000 shares, or a cumulative total of $8,500,000 for the full 1,000,000 shares. The Company has purchased and subsequently issued a total of 358,300 shares for employee benefit plans as of June 30, 2000.

4.   Acquisition
     On March 1, 1999, the Company acquired 100% of the outstanding stock of NobleNet, Inc. ("NobleNet") for $11.8 million in cash. The acquisition was accounted for under the purchase method and, accordingly, the accompanying financial statements include NobleNet's results beginning with the acquisition date. The purchase price was allocated to the assets of NobleNet based on their respective fair values. The excess of the purchase price over net identifiable assets acquired approximated $12.0 million and is being amortized over 10 years. The following are the pro forma results of operations as if NobleNet had been acquired on October 1, 1998:

                                                                                             Nine Months Ended
                                                                                               June 30, 1999
                                                                                               -------------
          Revenue.........................................................................        $40,234
          Net loss........................................................................           (462)
          Basic and diluted loss per share................................................          (0.04)

5.   Earnings (Loss) Per Share
     Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method unless the impact is anti-dilutive. The difference between basic earnings per share and diluted earnings per share is due to the effect of outstanding stock options. For the three months ended June 30, 2000, the dilutive effect of outstanding options would have been 140,471. The effect of outstanding stock options was antidulitive for the for the nine months ended July 31, 2000.

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

Overview

     Rogue Wave Software, Inc. ("Rogue Wave" or the "Company") was founded in 1989 to provide reusable software components for the development of object-oriented software applications. The Company operated as a Subchapter S corporation until June 1994. In October 1995, the Company merged with Inmark Development Corporation ("Inmark"), a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. In February 1998, the Company merged with Stingray Software, Inc. ("Stingray"), a privately held corporation specializing in the development and distribution of object-oriented development tools for Windows programmers and a leading provider of Visual C++ class libraries. Both transactions were accounted for using the pooling-of-interests method of accounting. In March 1999, the Company merged with NobleNet, Inc. ("NobleNet") in a transaction utilizing the purchase method of accounting. NobleNet specialized in building and marketing software products that allow existing information technology ("IT") systems to communicate and interoperate across corporate networks and the Internet. The products are used to build sophisticated, enterprise-wide, distributed applications that run on more than 40 platforms.

     To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is booked upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product if no significant contractual obligations remain and collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are recorded upon shipment. Returns to date have not been significant. Service and maintenance revenue consists of fees that are charged separately from product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically 12 months. Service revenue consists of training and consulting services and is recognized upon completion of the related activity. The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants' Statements of Position 97-2, 98-4, and 98-9 relating to software revenue recognition.

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

     International revenue accounted for approximately 28%, 24% and 20% of total revenue in fiscal 1998, 1999 and the nine months ended June 30, 2000, respectively. In January 1996, the Company established a wholly owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring Precision ("Precision"), a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. In 1998, the Company established a subsidiary in Italy. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. The Company has initiated a management reorganization that is expected to support accelerated European growth. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.

     The majority of the Company's international revenue is generated by the Company's European subsidiaries and is denominated in local currencies. The Company may enter into forward foreign exchange contracts to reduce the risk associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors-Risks Associated with International Operations."

     The Company acquired a controlling interest in HotData, Inc. ("HotData") for $1.3 million on October 1, 1997. HotData began operations during 1997 and has developed technology relating to the collection and verification of data across the Internet. On September 1, 1998 and on January 11, 1999, HotData sold capital stock to additional investors thereby reducing the Company's percentage
ownership from 78% to 42% and 42% to 21%, respectively.   The HotData investment
was accounted for using the equity method of accounting for fiscal 1998, 1999 and 2000. As of June 30, 2000, the Company's recorded investment balance in HotData is zero as a result of the Company's share of HotData's losses.

  In February 1998, the Company acquired all of the outstanding shares of Stingray common stock in a business combination accounted for as a pooling-of-interests transaction for approximately 1.65 million shares of Rogue Wave common stock. Stingray was a privately held company that developed and distributed development tools for Windows programmers. The merger added several new product lines to Rogue Wave's current slate of object-oriented C++ and Java(TM) class libraries and builders. Stingray offers an extensive line of add-on libraries that extend and enhance the Microsoft Foundation Classes ("MFC"), providing additional, prebuilt functionality for creating sophisticated GUI controls, grids, diagrams and charts. Stingray also offers ActiveX components, and several Java class libraries that will further strengthen the Company's offerings in the Java marketplace. The financial results for all periods presented include the accounts of the Company and Stingray.

  In March 1999, the Company acquired all of the outstanding shares of NobleNet common stock in a transaction accounted for under the purchase method of accounting for approximately $11.8 million in cash. NobleNet's Nouveau technology expanded the Company's product offering by providing a unified architecture for building high performance, distributed applications that interoperate across an enterprise or over the Internet.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain line items in the Company's Condensed Consolidated Statements of Operations.

                                                                              Percentage of Total Net Revenue
                                                                        -----------------------------------------
                                                                        Three months ended      Nine months ended
                                                                             June 30,               June  30,
                                                                        ------------------      -----------------
                                                                          1999      2000          1999    2000
Revenue:
 License revenue..................................................        59%        57%            62%     55%
 Service and maintenance revenue..................................        41         43             38      45
                                                                        ----       ----           ----    ----

   Total revenue..................................................       100        100            100     100
                                                                        ----       ----           ----    ----

Cost of revenue:
 Cost of license revenue..........................................         4          4              4       4
 Cost of service and maintenance revenue..........................        14         15             14      15
                                                                        ----       ----           ----    ----

   Total cost of revenue..........................................        18         19             18      19
                                                                        ----       ----           ----    ----

   Gross profit                                                           82         81             82      81
                                                                        ----       ----           ----    ----

Operating expenses:
 Product development..............................................        23         26             21      27
 Sales and marketing..............................................        43         43             43      44
 General and administrative.......................................        10         10             10      10
 Acquisition, relocation and goodwill amortization................         3          3              1       3
                                                                        ----       ----           ----    ----

   Total operating expenses.......................................        79         82             75      84
                                                                        ----       ----           ----    ----

   Income (loss) from operations..................................         3          1              7      (3)
Other income, net.................................................         2          4              2       3
                                                                        ----       ----           ----    ----

   Income before income taxes.....................................         5          5              9      --
Income tax expense................................................         2          3              3       1
                                                                        ----       ----           ----    ----

   Net income (loss)..............................................         3%         2%             6%    (1)%
                                                                        ====       ====           ====    ====



Revenue

     Total revenue for the three and nine months ended June 30, 2000 was $14.1 million and $39.7 million, respectively, versus $14.0 million and $39.6 million for the three and nine months ended June 30, 1999, representing an increase of 1%, respectively. License revenue for the three and nine months ended June 30, 2000 was $8.0 million and $21.8 million, respectively, versus $8.2 million and $24.6 million for the three and nine months ended June 30, 1999, representing a decrease of 2% and 11%, respectively. License revenue decreased primarily as a result of a decrease in the number of licenses sold to existing and new customers, reflecting a lack of additional product offerings, and sales force turnover.

     Service and maintenance revenue for the three and nine months ended June 30, 2000 was $6.0 million and $17.9 million, respectively, versus $5.8 million and $15.0 million for the three and nine months ended June 30, 1999, representing an increase of 4% and 19%, respectively. The increase in service and maintenance revenue was primarily attributable to increased sales volume of the Company's support and maintenance services during the last twelve months, which are recognized ratably over the term of the support agreement.

Cost of Revenue

     Cost of license revenue for the three and nine months ended June 30, 2000 was $541,000 and $1.3 million, respectively, versus $533,000 and $1.6 million for the three and nine months ended June 30, 1999, representing an increase of 2% and a decrease of 19%, respectively. As a percentage of total revenue, cost of license revenue was 4% for all periods presented. The overall decrease in cost of license revenue is a result of a decrease in the number of licenses and manuals sold. The Company expects that the cost of license revenue as a percentage of total revenue will remain constant in fiscal 2000 and 2001.

     Cost of service and maintenance revenue for the three and nine months ended June 30, 2000 was $2.1 million and $6.0 million, respectively, versus $2.0 million and $5.4 million for the three and nine months ended June 30, 1999, representing an increase of 5% and 12%, respectively. As a percentage of total revenue, cost of service and maintenance revenue was 15% for the three and nine months ended June 30, 2000 versus 14% for the three and nine months ended June 30, 1999. The increase in cost of service and maintenance revenue was due primarily to a higher mix of outside contractors used to provide consulting services. While the Company expects that service and maintenance revenue will continue to grow, the Company does not believe the cost of such revenue will increase as a percentage of total revenue.

Operating Expenses

     Product development expense for the three and nine months ended June 30, 2000 was $3.6 million and $10.8 million, respectively, versus $3.3 million and $8.2 million for the three and nine months ended June 30, 1999 representing an increase of 9% and 32%, respectively. As a percentage of total revenue, product development expenses were 26% and 27% for the three and nine months ended June 30, 2000 versus 23% and 21% for the three and nine months ended June 30, 1999. The increase in product development expenses was primarily attributable to the expense of additional product development personnel as a result of the acquisition of NobleNet. The increase in product development expenses as a percentage of revenue is due primarily to the slower growth of revenue relative to the growth in product development activities. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase throughout fiscal 2000 and 2001.

     Sales and marketing expense for the three and nine months ended June 30, 2000 were $6.1 million and $17.4 million, respectively, versus $6.0 million and $17.1 for the three and nine months ended June 30, 1999 representing no change and an increase of 2%, respectively. As a percentage of total revenue, sales and marketing expenses were 43% and 44% for the three and nine months ended June 30, 2000 versus 43% for the three and nine months ended June 30, 1999. The increase in sales and marketing expense was primarily due to continued investment in systems and personnel to expand the Company's sales channels. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue.

     General and administrative expense for the three and nine months ended June 30, 2000 were $1.3 million and $4.1 million, respectively, versus $1.3 million and $3.9 million for the three and nine months ended June 30, 1999 representing no change and an increase of 4%, respectively. The increase in general and administrative expenses was primarily due to continued investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations.

     Goodwill amortization and severance costs were $354,000 and $1.3 million for the three and nine months ended June 30, 2000 versus $384,000 and $486,000 for the three and nine months ended June 30, 1999. The increase in costs relates primarily to goodwill amortization associated with the acquisition of NobleNet.

Other Income, Net

     Other income for the three and nine months ended June 30, 2000 and the three and nine months ended June 30, 1999, primarily consists of interest income on the Company's short term investments. The increase in other income of 63% for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999, is due to an increase in short term investments as well as general increases in interest rates.

Income Tax Expense

     Income taxes are provided on an interim basis at the expected tax rate for the year. The expected tax rate for the year exceeds the statutory tax rate of 34% mainly due to the non-deductibility of goodwill resulting from the NobleNet acquisition.

Liquidity and Capital Resources

     The decrease in cash flows from operations for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999, was due primarily to a net loss for the nine months ended June 30, 2000 and changes in components of working capital. The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. Short term investments primarily consist of commercial paper with original maturities of 180 days or less which are held as securities available for sale. The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Risk Factors -Uncertainty of Future Operating Results"; "Fluctuations in Quarterly Operating Results," and "Future Acquisitions."

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

     One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock. For example, our financial results for the third and fourth fiscal quarter of 1999 were below the expectations of public market financial analysts. The primary factors leading to the lower than expected results were (1) a longer sales cycle and product learning curve for the newly acquired Nouveau products, (2) lower than expected European sales, and (3) distractions associated with mergers and reorganization. After each such announcement of financial results, the price of our common stock declined materially.

     Fluctuations in Quarterly Operating Results. We generally ship orders as received and as a result typically have little or no backlog. The lack of significant backlog means that quarterly revenue and operating results depend substantially on the volume and timing of orders we receive during the quarter, which are difficult to forecast due to a number of reasons, many of which are outside our control. Such reasons include:

 .  lack of a reliable means to assess overall customer demand;
 .  historically we have earned a substantial portion of our revenue in the last weeks, or even days, of each quarter;
 .  larger customer orders are subject to long sales cycles and are frequently delayed; and
 .  our service and maintenance revenue tends to fluctuate as consulting
 .  contracts are undertaken, renewed, completed or terminated.

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

     Risks Associated with New Versions and New Products; Rapid Technological Change. The software market in which we compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs, and (4) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially and adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

     Risks Associated with International Operations. A significant portion of our revenue is derived from international sources. To service the needs of these companies, we must provide worldwide product support services. We have expanded, and intend to continue expanding, our international operations and entering additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

     Our international operations are subject to a variety of risks, including
(1) foreign currency fluctuations, (2) economic or political instability, (3) shipping delays, and (4) various trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also have an adverse effect on our business, financial condition and results of operations. In situations where direct sales are denominated in foreign currency, any fluctuation in foreign currency or the exchange rate may adversely affect our business, financial condition and results of operations.

     Dependence Upon Key Personnel. Our business is highly dependent on the ability of our management team to work effectively to meet the demands of our growth. Several members of our senior management, including our Chief Executive Officer, Chief Technical Officer, Business Development Vice President, Managing Director of Europe, and our Vice President of Worldwide Sales have been employed by us for a relatively short period of time. These individuals have not previously worked together as a management team. The failure of our management team to work together effectively could prevent efficient decision-making by our executive team, affecting product development and sales and marketing efforts, which would negatively impact our operating results.

     Our future performance depends in significant part upon the continued service of our key technical and sales personnel, none of whom is bound by an employment agreement. We believe that the technological and creative skills of our personnel are essential to establishing and maintaining a leadership position, particularly in light of the fact that our intellectual property, once sold to the public market, is easily replicated. The loss of the services of one or more of our key technical personnel could have a material adverse effect on our business.

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

     Variability of Sales Cycles. We distribute our products through two different direct sales channels, a telesales force and a field sales force, each of which is subject to a variable sales cycle. Products sold by our telesales force may be sold after a single phone call or may require several weeks of education and negotiation before a sale is made. As such, the sales cycle associated with telesales typically ranges from a few days to two months. On the other hand, the purchase of products from our field sales force is often an enterprise-wide decision and may require the sales person to provide a significant level of education to prospective customers regarding the use and benefits of our products. For these and other reasons, the sales cycle associated with the sale of our products through our field sales force typically ranges from two to six months and is subject to a number of significant delays over which we have little or no control. As a result, quarterly revenue and operating results are variable and are difficult to forecast, and we believe that period-to-period comparisons of quarterly revenue are not necessarily meaningful and should not be relied upon as an indicator of future revenue.

     Proprietary Rights, Risks of Infringement and Source Code Release. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. The nature of many of our products requires the release of the source code to all customers. As such, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

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


ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on short term investments and foreign currency exchange rate fluctuations.

     As of June 30, 2000, short term investments of $16.2 million were held available for sale with maturities of less than 180 days. Short term investments consist primarily of high credit and highly liquid corporate commercial paper and money market funds. A substantial change in overall interest rates would not have a material affect on the financial position of the Company.

     Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at June 30, 2000, movements in foreign currency rates would not materially affect the financial position of the Company. As of June 30, 2000, the Company had outstanding short term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $2.1 million.

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

  4.4(7) Registration Rights Agreement between the Registrant and Intel 64 Fund LLC, dated February 22, 2000.

  10.1(1) Registrant's 1996 Equity Incentive Plan.

  10.2(8) Amended and Restated Employee Stock Purchase Plan, dated June 6, 1996, as amended January 25, 2000.

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

  (3) Filed as Exhibit 2.1 to the Registrant's Form 8-K dated February 27, 1998 and filed on March 9, 1998.

  (4) Filed as Exhibit 2.2 to the Registrant's Form 8-K dated February 27, 1998 and filed on March 9, 1998.

  (5) Filed as Exhibit 4.1 to the Registrant's Form 8-K dated February 27, 1998 and filed on March 9, 1998.

  (6) Filed as an exhibit to the Registrant's Form 8-K dated March 1, 1999 and filed on March 9, 1999.

  (7) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2000.

  (8) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1999.

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ROGUE WAVE SOFTWARE, INC.
                                (Registrant)



Date:  August 10, 2000          /s/ Merle Waterman
                                ------------------------------------------------
                                MERLE WATERMAN
                                CHIEF FINANCIAL OFFICER