Form 10-K
period 2000-09-30
ROGUE WAVE SOFTWARE INC /OR/
filed 2000-11-30
CIK 1023184

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the fiscal year ended September 30, 2000

                                      OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

                            YES  X   NO
                                ---     ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of October 31, 2000, there were 10,909,166 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $54,545,830 based upon the closing price of the Common Stock on October 31, 2000 on the NASDAQ National Market System. Shares of Common Stock held by each officer, director and holder of five percent or more of the Common Stock outstanding as of October 31, 2000 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for Registrant's 2000 Annual Meeting of Stockholders to be held on January 18, 2001, are incorporated by reference in
Part III of this Form 10-K.

                                   FORM 10-K

                                     INDEX

PART I.....................................................................................  Page 2
Item 1.     Business.......................................................................  Page 2
Item 2.     Properties.....................................................................  Page 13
Item 3.     Legal Proceedings..............................................................  Page 13
Item 4.     Submission of Matters to a Vote of Security Holders............................  Page 13

PART II....................................................................................  Page 14
Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters.......  Page 14
Item 6.     Selected Consolidated Financial Data...........................................  Page 15
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................................  Page 16
Item 7A     Quantitative and Qualitative Disclosures about Market Risk.....................  Page 21
Item 8.     Consolidated Financial Statements and Supplementary Data.......................  Page 21
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................  Page 21

PART III...................................................................................  Page 22
Item 10.    Directors and Executive Officers of the Registrant.............................  Page 22
Item 11.    Executive Compensation.........................................................  Page 22
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................  Page 22
Item 13.    Certain Relationships and Related Transactions.................................  Page 22

PART IV....................................................................................  Page 23
Item 14.    Exhibits, Consolidated Financial Statements, Schedules, and Reports on Form 8-K  Page 23

SIGNATURES.................................................................................  Page 24

                                    PART I

ITEM 1. BUSINESS

     The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the captions "risk factors" and "management's discussion and analysis of financial condition and results of operations" as well as those discussed elsewhere in this Form 10-
K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

     Rogue Wave Software Inc. ("Rogue Wave" or the "Company") is a leading provider of object-oriented software solutions, including component technology, upon which customers around the world build enterprise systems. The Company offers C++ components for building distributed enterprise, Intranet and Internet applications, which scale, honor legacy investments, and are highly customizable. Rogue Wave's products, which allow customers to build business software solutions in a more expeditious manner, are designed to be general purpose in nature, supporting both back-end and user interface development. The Company's products also provide customers with proven object-oriented frameworks and development services so that they can realize better performance, reliability and maintainability as well as apply the principles of software reuse in their own development efforts.

     Rogue Wave's products are marketed to information technology and information systems development managers, independent software vendors ("ISV"), value added resellers ("VAR"), original-equipment-manufacturers ("OEM") and professional programmers in all industry segments and in all geographic locations through direct sales and multiple distribution channels. The Company's products are designed to enable customers to construct robust applications quickly, with higher quality. They provide a common development foundation for various operating system platforms including Windows, Unix and OS/390. Cross platform foundation components both reduce complexity and speed the development process. All of Rogue Wave's components enable a company to efficiently migrate to additional platforms with minimal cost.

Industry Background

     Software pervades business, increasing dependence on integrated systems. Businesses are increasingly relying on information systems, both back-end and Internet, as strategic resources increasing efficiency and differentiating themselves from their competitors. Integration of enterprise-wide information systems can allow a company to take advantage of new markets, reduce operating expenses and increase ties with suppliers, customers and other alliance partners. Software systems require effective developers, flexible technology and interoperable components.

     Demands are for faster deployment of more efficient and flexible developed software. Software developers are expected to create increasingly robust business-critical systems more quickly than ever before.

     Speed and quality are forcing the requirement that development teams start with third party solution components. Software development time can be improved significantly through the use of pre-built, industry-standard objects. Pre-built components provide for time-to-market opportunities while increasing the reliability and maintainability of complex software systems. Organizations purchase from independent vendors pre-written objects for fundamental operations including simple functions such as date handling to more complex functions such as network communications. Using off the shelf parts for such tasks allows development programmers to focus on the business specific functionality of the systems being designed.

The Rogue Wave Solution and Strategy

     Rapid technological developments coupled with the introduction of new products by competitors have caused certain Rogue Wave products to reach a maturity phase. During fiscal 2000, Rogue Wave identified a need to reposition itself in the marketplace; and, therefore, developed a new comprehensive business strategy to aggressively address this changing environment.

     Rogue Wave's strategic objective is to become a leading provider of products and services in a key future technology market while consolidating its position as a leading provider of object oriented solutions. Primary areas of focus necessary to successfully implement this strategy include:

  . Optimizing the current C++ tools and services, our core product line, by providing solutions to our customers based on the way they currently utilize our products.

  . Developing new products with a focus on providing an "end-to-end pervasive computing solution", allowing for front-end, back-end or in the middle of the end-to-end solutions for customers.

  . Becoming a player in the broader "e-business" world through building or partnering to interface to the .net environment, non-Microsoft and wireless devices, Java applications, XML resources and back-end systems.

     During fiscal year 2000, several actions were taken to begin implementation of this strategy.

  . First, a new Senior Management team was engaged and three members of the Board of Directors were replaced. The new Senior Management team and the Board members bring extensive software and business development expertise to Rogue Wave. The new members of the Senior Management team include the Chief Executive Officer, Chief Financial Officer, Chief Technical Officer, Vice President of Marketing and Business Development, and Vice President of Worldwide Sales.

  . Second, Rogue Wave continued to solidify its worldwide presence in fiscal year 2000. The direct sales team in North America was staffed to provide optimal focus in each of the six major geographic regions. The Company began to utilize alternate channels for distributing its products and services such as ISVs, VARs and systems integrators. European operations were reorganized into four major regions and staffed to focus on large accounts. A presence in the Asian marketplace was established by opening a new office in Japan and, most recently, an office in Hong Kong.

  . Third, Rogue Wave restructured its product mix to continue to provide technologies that are widely acknowledged as an industry leader in reusable, customizable component architectures that scale to the enterprise, while leveraging existing system investments. Certain products of the Company were consolidated and those products that no longer align with the new product strategy and were not profitable, were eliminated.

Products and Services

The Company's products and services provide customers with the following benefits:

     Distributed Applications. Programmers who are developing complicated large and distributed applications can use the Company's products to make their application work in concert, across systems and interface seamlessly. The result is applications that are simpler and contain better tested code resulting in fewer bugs and higher quality overall.

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

     Honor Legacy Investments. The Company's components and tools can easily work with legacy systems, being all or part of the solution. This is a great strength of modular design, reverse engineering tools and architectural approaches such as stateless design and functions. Rogue Wave honors legacy investments, not just systems. Part of a customer's legacy investment is the training and skills it has invested in its employees. Rogue Wave leverages that investment by using standard languages such as C++ across its products.

     Highly Customizable. Most of the Company's software parts have been written to allow programmers to "Build It Your Way." Customers can customize by substituting components or by sub-classing.

     Multi-platform Support. Most of the Company's products are cross-platform, and the database products can be used with a wide variety of databases. This flexibility allows programmers to develop applications with minimal regard to the environments in which they will be deployed. Businesses gain the ability to deploy software systems in a wide variety of environments with minimal redevelopment. Rogue Wave's products encapsulate fundamental operations within software components, allowing developers to focus on creating the critical business logic within their applications rather than the arcane features of their development environments.

     Rogue Wave's products, which are described below, are designed to be used individually, together, or with other industry standard products.

Foundation
Cross platform foundations are constructed with Tools.h++, Standard C++ Library and Threads.h++.
 .    Tools.h++ complements the Standard C++ Library with an easy-to-use interface and contains 130 fundamental programming building blocks such as string, collection, date and time internationalization and streaming classes.
 .    Standard C++ Library conforms to the ANSI/ISO standard and includes fundamental data structures, as well as string, numeric limits, complex, allocator, valarray, iostream and locale classes.
 .    Threads.h++, which is built on top of the Tools.h++ foundation class library, is a C++ class library for developing multi-threaded applications.

Database Access
 .    DBTools.h++, which is built on top of Tools.h++, provides a common, object-
     oriented interface to relational databases. Applications can be written once to the DBTools.h++ API and then deployed to any of the supported databases, regardless of the differences in data structures and function calls between the different databases. DBTools.h++ provides native access to Informix, Microsoft SQL Server, Oracle and Sybase, plus general connectivity to these and other relational databases through the ODBC standard.

Networking
 .    Tools.h++Professional is an expanded tool set that includes network communication classes and thread-hot Internet classes.

Analysis
Rogue Wave's analysis tools consist of Analytics.h++, Math.h++, Money.h++ and LAPACK.h++.
 .    Analytics.h++ is a solution for development teams building custom, in-house applications that perform sophisticated data analysis. Example applications include decision support, data warehousing, data mining, financial risk management, electronic design automation and clinical trial testing.
 .    Math.h++ is a C++ class library that combines power and ease of use in a set of classes designed to improve the performance and reliability of any code that manipulates arrays of numbers.
 .    Money.h++ is a C++ class library for representing and manipulating exact decimal fractions, currency conversions and monetary representations.
 .    LAPACK.h++ is a C++ class library that is designed to solve numerical linear algebra problems by managing the details of data representation, enabling the programmer to concentrate on application development.

Windows GUI Components
 .    Objective Toolkit is the de facto standard library used by Microsoft Visual
     C++ 6.0 developers. Objective Toolkit is a collection of MFC user interface extensions, with over 70 distinct features such as Office 2000-style customizable toolbars and menu bars, masked and currency edit controls, word wrap and MDI alternatives.
 .    Objective ToolkitPro includes Advanced Docking Window ("ADW") architecture that supports the software development industry's first and only generic docking mechanism. ADW includes advanced features such as nested Docking Windows, container-independent docking, real-time Microsoft Office-style dragging, alternate docking layout logic and fixed size dockable windows.
 .    Objective Grid & Grid Lite are MFC tools with grid layout design capability, data source binding and provides more that 200 built-in Excel-like formulas. Objective Grid Lite is geared for the beginning MFC developer or the developer concerned with the footprint impact of a class library.
 .    Objective Views allows the developer to create drag-and-drop programs giving users the ability to add objects, create hierarchies, connections and containers.
 .    Objective Edit is an MFC extension embeddable source code editor. This full-featured editor provides automatic syntax highlighting and coloring, as well as a complete test-editing environment.
 .    Objective Chart is an extension allowing the developer to add graphs and charts to any CWnd-based class, including views, dialogs and controls.

Modeling Tools
 .    RW-UML Studio uses UML (Unified Modeling Language) to let programmers see their code graphically and is the industry's only object-oriented design and modeling tool that is fully integrated with Microsoft's Visual C++ 6.0 IDE. RW-UML Studio enables Visual C++/MFC developers to design, develop, test and edit code for cutting-edge applications without ever having to leave the Visual C++ development environment.

Enterprise Services and Object Frameworks
 .    Technology frameworks for XML message delivery, integrating heterogeneous distributed computing architectures, object-to-relational mapping form the intellectual property behind a specialized offering of application integration services.

Customers

     The Company's products are used by programmers to develop software applications for organizations around the world in a wide variety of industries. To date, the Company has sold over 185,000 end-user licenses to individual programmers and customers in industries such as telecommunications, computers and electronics, software and information systems, transportation, consulting services, financial services and other industrial and consumer products companies.

Sales and Marketing

     The Company's marketing efforts are directed at broadening the market for its products by increasing awareness among development managers, corporate programmers and chief information officers. In support of its sales efforts, the Company's marketing department conducts comprehensive programs that include advertising, direct mail, public relations, trade shows, seminars and ongoing customer communications programs. The Company also keeps its customers informed of advances in the field through technical papers and other mailings. The Company maintains a Web site on the Internet (www.roguewave.com) that provides
                                              -----------------
Company and product information and handles sales and distribution for its products.

     The Company markets its software primarily through its direct sales organization and, to a lesser extent, through outside sales representatives and indirect channel partners. As of September 30, 2000, the Company's sales and marketing organization consisted of 109 individuals. The Company primarily sells perpetual use, non-exclusive licenses to use its products for an up front fee and to a lesser extent, distribution licenses for up front fees, quarterly payments or a royalty stream. The licenses generally include a 30-day right of return policy.

Telesales. As of September 30, 2000, the Company employed 45 domestic and international telesales representatives. The Company's telesales force targets individuals and small to medium sized groups of programmers. Sales through this channel are typically less than $50,000 per order and the sales cycle is generally less than two months. The Company maintains telesales operations in Colorado, North Carolina and the Netherlands.

Direct Field Sales. As of September 30, 2000, the Company employed 11 domestic direct field sales representatives supported by six technical sales representatives. The Company's domestic field sales force targets Fortune 1000 customers. The field sales force typically focuses on enterprise-wide technology purchasers. The sales cycle for this "top down" approach typically ranges from two to six months. The Company maintains domestic direct sales offices in California, Colorado, Georgia, New York, Texas and Virginia.

The Company's international sales channel development efforts are focused on two regions:

     . Europe. The Company established a German sales and support office in January 1996 and acquired PVI Precision Software, GmbH ("Precision"), a European distributor with offices in Germany, the United Kingdom, France and the Benelux countries, in February 1997. As of September 30, 2000, the Company's European sales, support and consulting organization consisted of 32 individuals. The Company maintains European sales and support offices in France, Germany, Italy, the Netherlands and the United Kingdom.

     . Asia. In 2000, Rogue Wave opened an office in Tokyo, and most recently, Hong Kong, and began to deliver localized products and services to these markets.

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

Product Support

     The Company believes that a high level of customer support is important to the successful marketing and sale of its products. As of September 30, 2000, there were 49 employees in the Company's product support group. The Company offers telephone, electronic mail, fax and Internet-based customer support through its support services staff. The Company also offers annual maintenance agreements that include technical support and upgrades, and offers introductory and advanced classes and training programs.

Professional Services

     In April 1997, the Company established a domestic consulting and training services group in Boulder, Colorado, to provide services to the Company's Fortune 1000 customers. As of September 30, 2000, there were 11 employees in the professional services group. The professional services group specializes in object-oriented programming in C++ and Java. The group helps customers assess needs and develop solutions, with a particular expertise in mixed language environments that use both C++ and Java.

Product Development

     As of September 30, 2000, there were 92 employees on the Company's product development staff. The Company's product development expenditures in fiscal, 1998, 1999, and 2000 were $9.5 million, $11.5 million and $14.1 million, respectively, and represented 21.4%, 21.7%, and 25.9% of total revenue, respectively. The Company expects that it will continue to commit substantial resources to product development in the future. Although Rogue Wave has primarily developed products internally, it may, based on timing and cost considerations, acquire technologies or products from third parties.

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

Competition

     Our products target the maturing market for C++, Visual C++/MFC, and Visual Basic/ActiveX software components. Direct competitors in the C++ market include Microsoft (with its Microsoft Foundation Classes, "MFC"), IBM, ILOG, several privately held companies, and the open source development community.

     For development on the Windows platforms, Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft may decide in the future to abandon MFC in order to facilitate the shift to C++, which may result in a long-term shift away from the MFC components across the software industry, possibly obsoleting the GUI business line.

     Competition for the cross-platform foundation C++ components is primarily from an organization's internal development, specialized foundation C++ component vendors or increasingly, open source projects that produce freely available source code upon which companies can build enterprise software.

     Products and services that are indirectly competitive include components from Microsoft, Powersoft, Oracle, Sybase and Informix. Each of these companies provides or may provide in the future solutions that may compete with Rogue Wave's foundation, distributed computing and database access products.

     Additional indirect competition comes from the emergence of Java as a viable object-oriented cross-platform enterprise development language. The Java Development Kit is freely distributed by Sun and contains a comprehensive set of foundation and GUI components upon which a developer may begin development.

     Many of these potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like our current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than we do. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than us.

     We face competition from systems integrators and our customers' internal information technology departments. Many systems integrators possess industry specific expertise that may enable them to offer a single vendor solution more easily, and already have a reputation among potential customers for offering enterprise-wide solutions to software programming needs. Systems integrators may market competitive software products in the future.

     There are many factors that may increase competition in the market for object-oriented software components, programming tools and distributed application development products, including (1) entry of new competitors, (2) alliances among existing competitors and (3) consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially adversely affect our business, operating results and financial condition. If we cannot compete successfully against current and future competitors or overcome competitive pressures, our business, operating results and financial condition may be adversely affected.

Employees

     As of September 30, 2000, the Company had a total of 325 employees, of which 268 were based in the United States, 51 were based in Europe and 6 were based in Japan and Hong Kong. Of the total, 109 were in sales and marketing, 92 were in product development, 49 were in customer support, 11 were in consulting services and 64 were in finance, administration and operations. The Company's future performance depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense and there will be no assurance that the Company can retain its key technical, sales and managerial personnel in the future. The Company has not experienced any work stoppages and considers relations with its employees to be good.

Risks Related To Our Business

Our future operating results are difficult to predict and actual financial results may vary from our expectations, which could have an adverse effect on our stock price.

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

 .  our ability to retain key employees and hire new employees;
 . our ability to develop and market new products and control costs; and . our ability to effectively deploy our new strategy.

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

Our operating results in one or more future periods may fluctuate significantly and could cause our stock price to be volatile.

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

Our failure to manage planned growth could adversely affect our ability to increase revenue.

     Our business has evolved significantly in the recent years placing a strain on our management systems and resources. To manage future growth we must continue to (1) improve our financial and management controls, reporting systems and procedures on a timely basis and (2) expand, train and manage our employee work force. If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

Failure to attract and retain key employees will adversely affect our business.

     Our business is highly dependent on the ability of our management team to work effectively to meet the demands of our anticipated growth. Several members of our senior management, including our Chief Executive Officer, Chief Technical Officer, Marketing and Business Development Vice President, Managing Director of Europe, and our Vice President of Worldwide Sales have been employed by us for a relatively short period of time. These individuals have not previously worked together as a management team. The failure of our management team to work together effectively could prevent efficient decision-making by our executive team, affecting product development and sales and marketing efforts, which would negatively impact our operating results.

     Our future performance depends significantly upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. We believe that the technological and creative skills of our personnel are essential to establishing and maintaining a leadership position, particularly in light of the fact that our intellectual property, once sold to the public market, is easily replicated. The loss of the services of one or more of our executive officers or key technical personnel may have a material adverse effect on our business.

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

Variability of our sales cycles makes it difficult to forecast quarterly revenue and operating results, making it likely that period-to-period comparisons are not necessarily meaningful as an indicator of future results.

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

We face risks involving future business acquisitions.

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

Doing business outside the United States involves numerous factors that could negatively affect our financial results.

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

We may not be able to adequately protect our intellectual property or operate our business without infringing on the intellectual property rights of others.

     We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. The nature of many of our products requires the release of the source code to customers. As such, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

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

Our business will suffer if our products contain defects or do not function as intended, which would cause our revenues to decline.

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

Risk Related To Our Industry

We cannot predict whether the market acceptance for C++ and Visual C++/MFC will continue to grow.

     Our product lines are designed for use in object-oriented software application development, specifically the C++, Visual C++/MFC language. To date, a substantial majority of our revenue has been attributable to sales of products and related maintenance and consulting services related to C++ programming and development. We believe that while the market for object-oriented technology is maturing, optimization of the C++ solutions through realignment of products and services coupled with the pursuit of unsaturated markets in Asia, Europe and Latin America, will serve to enhance future revenue. Object-oriented programming languages are very complex and the number of software developers using them is relatively small compared to the number of developers using other software development technology. Our financial performance will depend in part upon continued growth in object-oriented technology and markets and the development of standards that our products address. There can be no assurance that the market will continue to grow or that we will be able to respond effectively to the evolving requirements of the market.

Our market is highly competitive and, if we are unable to compete successfully, our ability to grow our business or even maintain revenues and earnings at current levels will be impaired.

     Our products target the markets for C++, Visual C++/MFC and Visual Basic/ActiveX software parts and programming tools. Direct competitors in the C++ market include Microsoft (with its Microsoft Foundation Classes, "MFC"), IBM, ILOG and several privately held companies. Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft may decide in the future to devote more resources to or broaden the functions of MFC in order to address and more effectively compete with the functionality of our products.

     In the distributed application development market, we face competition from a variety of CORBA vendors; including Iona, Inprise, BEA, IBM, and others. In this market, we expect basic connectivity to be bundled with a variety of offerings from these vendors, as well as Sun (with a free Java ORB) and Microsoft (with connectivity bundled into its offerings).

     Software applications can also be developed using software parts and programming tools in environments other than C++. Indirect competitors with such offerings include Microsoft (with its ActiveX technology), Inprise, Oracle and Powersoft (a subsidiary of Sybase). Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than we do. In addition, several database vendors, such as Informix, Oracle and Sybase are increasingly developing robust software parts for inclusion with their database products and may begin to compete with us in the future. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like our current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than we do. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than us.

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

We operate in an industry with rapidly changing technology and, if we do not successfully modify our products to incorporate new technologies, they may become obsolete and sales will suffer.

     The software market in which we compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs and (4) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, we must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Executive Officers of the Company

The executive officers of the Company and their ages and positions as of November 30, 2000, are as follows:

     Name                Age                              Position
     ----                ---                              --------
John D. Iacobucci......   60  President, Chief Executive Officer and Director
Merle A. Waterman......   37  Vice President, Chief Financial Officer and Secretary
Harold E. Julsen.......   60  Vice President, Worldwide Sales
James M.Smith..........   57  Vice President, Marketing and Business Development
Robert Marcus..........   57  Vice President, Chief Technical Officer
Charles O'Neill........   49  Vice President, Professional Services
Peter J. Weyman........   45  Vice President, General Manager, Fornova
David Rice.............   36  Vice President, General Manager, Infrastructure Products Division
Gregory J. Schumacher..   41  Vice President, General Manager, Stingray Division

     John D. Iacobucci, President, Chief Executive Officer and Director, has served as CEO of the Company since May 2000. Prior to joining Rogue Wave, Mr. Iacobucci was Chairman, President and CEO of Line 4, Inc. (formerly Aristacome International Inc.). Prior to Line 4, he was employed by Harris Corporation from 1988 to 1993 where he served as Vice President and General Manager of their Digital Telephone Systems Division and later as Vice President of Business Development for their Communications sector. Mr. Iacobucci was also employed for seven years at Northern Telecom, Inc., where he last served as Vice President of their Integrated Office Systems group, having financial responsibility for their private network products and services for the Central Region. He also served as General Manager of Northern Telecom's Data Systems Division (formerly Data 100 and Sycor). Mr. Iacobucci joined Northern Telecom, Inc. in 1980 as Corporate Controller. From 1977 to 1979, Mr. Iacobucci worked at Sandvik, Inc., as Vice President of Finance and Administration. Between 1975 and 1976, Mr. Iacobucci was also Corporate Controller of Hasbro and Division Controller of certain International Telephone and Telegraph divisions from 1965 to 1974. Mr. Iacobucci completed the Penn State Executive Management Program and received his B.A. from Central New England College of Massachusetts.

     Merle A. Waterman, Vice President, Chief Financial Officer and Secretary of the Company, has been with the Company since January 1996. Between January 1996 and December 1999, he served as the Corporate Controller of the Company. Prior to joining Rogue Wave, Mr. Waterman was employed for nine years as a Certified Public Accountant with KPMG LLP. Mr. Waterman received his B.S. from Oregon State University.

     Harold E. Julsen, Vice President, Worldwide Sales, has been with the Company since May 2000. Prior to joining Rogue Wave, Mr. Julsen served as Executive Vice President of Worldwide Sales for VeriBest, Inc. from 1997 to 1999. Between 1995 and 1997, he served as Senior Vice President of Worldwide Sales for ViewLogic Systems Corporation. From 1993 to 1995, Mr. Julsen was employed at Frame Technology Corporation as Senior Vice President of Worldwide Sales. Prior to joining Frame Technology, he held the position of Senior Vice President of Sales and Marketing for Iomega Corporation from 1989 to 1993. Mr. Julsen also worked for Control Data Corporation in various sales and marketing positions. Mr. Julsen holds a B.S. in Electronic Engineering from Northwest Technical Institute in Minneapolis.

     James M. Smith, Vice President, Marketing and Business Development, has been with the Company since July 2000. Prior to joining Rogue Wave, Mr. Smith served as Vice President and co-founder of Electran Corporation from 1998 to 2000. Between 1997 and 1998, he was employed as Vice President of Nexgen Software Technologies. From 1993 to 1997, he served as President of the YCHANGE Group. Prior to joining YCHANGE, Mr. Smith was employed by Synon Corporation between 1989 and 1993, and was employed for 16 years at IBM in various sales and marketing positions. Mr. Smith received a M.S. degree from the University of Miami, and his B.S. from the Hebrew University of Jerusalem.

     Robert Marcus, Vice President, Chief Technical Officer, has been with the Company since July 2000. Prior to joining Rogue Wave, Mr. Marcus served as Vice President of Technical Strategy and Business Development for Microelectronics and Computer Technology Consortium. From 1997 to 2000, he was employed at General Motors as Chief Architect for Information Systems Engineering and Director of Technology Transformation and Deployment. Prior to General Motors, he was employed for two years as Director of Object Technology for American Management Systems. Between 1986 and 1995, Mr. Marcus worked for Boeing Computer Services as coordinator of Object-oriented Technology. Prior to joining Boeing Computer Services, he served as Expert System Developer for Hewlett-Packard. Mr. Marcus received his Ph.D. from the Mathematics Courant Institute of New York University and his B.S. from Massachusetts Institute of Technology.

     Charles O'Neill, Vice President, Professional Services, has been with the Company since March 1999. Prior to joining Rogue Wave, Mr. O'Neill served as Vice President for Vality Technology, Inc. from 1997 to 1998. Prior to joining Vality Technology, he was employed by VMARK Software, Inc. from 1993 to 1997 where he held the position of Vice President of Professional Services. Prior to joining VMARK, he was employed for 6 years at Prime Computer, Inc., where he last served as Director of Consulting Services. Mr. O'Neill also worked for the Boston Globe Newspaper. Mr. O'Neill received his B.A. from the College of the Holy Cross.

     Peter J. Weyman, Vice President, Division General Manager, has been with the Company since its acquisition of NobleNet, Inc., in March 1999. Between August 1998 and March 1999, he was President and CEO of NobleNet. Prior to his nomination as CEO, he was NobleNet's Vice President of Engineering from March 1997 through August 1998. Prior to joining NobleNet, he was at VMARK Software, Inc. from February 1994 through March 1997 where he held the positions of Vice President, Engineering and Vice President, Strategic Marketing. Prior to joining VMARK, he was President and CEO of Blackstone Valley Software, Inc., and was employed for eight years at Prime Computer, Inc., where he last served as Vice President, Engineering. Mr. Weyman holds a B.S. degree from Massachusetts Institute of Technology and a D.C.S degree from Sir George Williams University in Montreal, Canada.

     David Rice, Vice President, Division General Manager of Infrastructure Products, has been with the Company since May 1995. Between August 1993 and April 1995, he served as Brand Manager of Sierra On-Line. Prior to joining Sierra On-Line, he was employed from December 1989 to March 1991 at Relevant Business Systems where he held the position of Account Manager. Prior to joining Relevant Business Systems, he was Buyer/Planner of Unisys/Convergent Technologies, and was employed from 1986 to 1988 at Pacific Consulting Group, where he served as Research Analyst. Mr. Rice holds a MBA from the University of Oregon and a B.A. from Stanford University.

     Gregory J. Schumacher, Vice President, Division General Manager, has been with the Company since January 2000. Between 1998 and 1999, he was at Compaq Computer Corporation in various executive marketing positions. Prior to joining Compaq Computer Corporation, he was employed for six years at Lotus Development Corporation in various sales and marketing roles. Prior to joining Lotus Development Corporation, Mr. Schumacher worked for Diebold, Inc. from 1983 to 1989 where he served in marketing and sales positions. During 1982 to 1983, he served as an Account Administrator for IBM. Mr. Schumacher holds a MBA from Kent State University and a B.A. from Ohio Northern University.

ITEM 2. PROPERTIES

     The Company's principal domestic administrative, sales, marketing, support, consulting and product development offices are located in facilities consisting of approximately 37,000 square feet in Boulder, Colorado; 33,000 square feet in Corvallis, Oregon; 16,000 square feet in Raleigh, North Carolina, and 12,000 square feet in Southboro, Massachusetts. The leases on the Boulder, Corvallis, Raleigh and Southboro facilities expire on various dates from 2000 through 2005. The Company currently leases other domestic sales, development and support offices in California, New York, Texas and Virginia. The Company also rents space for its international offices in Europe, Japan and Hong Kong. Note 4 of Notes to Consolidated Financial Statements describes the amount of the Company's lease obligations. The Company believes that these facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Market Information

     The Company's common stock trades on the NASDAQ National Market ("NASDAQ") under the symbol "RWAV". The following table sets forth the high and low closing sales prices for the Company's Common Stock for the quarters ended in fiscal years 1999 and 2000,as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions.

                                                  High           Low
                                                 ------         ------

Year ended September 30, 2000

 1st Quarter...................................  $ 9.88         $ 4.44
 2nd Quarter...................................   12.00           7.63
 3rd Quarter...................................    7.63           4.17
 4th Quarter...................................    7.13           4.67

Year ended September 30, 1999

 1st Quarter...................................  $10.00         $ 5.13
 2nd Quarter...................................   12.38           6.56
 3rd Quarter...................................    9.38           6.75
 4th Quarter...................................    9.25           5.56

     As of October 31, 2000, there were approximately 144 stockholders of record of the Company's Common Stock (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 6,000 beneficial holders of the Company's Common Stock.

Dividend Policy

     The Company has not historically paid cash dividends and currently intends to retain any future earnings for use in its business for the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

                                                                           Year Ended September 30,
                                                                         ----------------------------
                                                                    1996      1997      1998     1999     2000
                                                                    ----      ----      ----     ----     ----
                                                                      (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
 License revenue................................................  $15,968   $24,096  $28,663  $32,394  $ 30,724
 Service and maintenance revenue................................    3,916     9,313   15,776   20,710    23,718
                                                                  -------   -------  -------  -------  --------
  Total revenue.................................................   19,884    33,409   44,439   53,104    54,442
                                                                  -------   -------  -------  -------  --------
Cost of revenue:
 Cost of license revenue........................................    1,390     1,973    2,377    2,149     1,710
 Cost of service and maintenance revenue........................    1,663     2,963    4,920    7,306     7,981
                                                                  -------   -------  -------  -------  --------
  Total cost of revenue.........................................    3,053     4,936    7,297    9,455     9,691
                                                                  -------   -------  -------  -------  --------
  Gross profit..................................................   16,831    28,473   37,142   43,649    44,751
                                                                  -------   -------  -------  -------  --------
Operating expenses:
 Product development............................................    5,766     7,619    9,532   11,512    14,072
 Sales and marketing............................................    8,367    14,338   19,313   23,510    24,668
 General and administrative.....................................    2,277     3,620    4,164    5,354     5,491
 Acquisition, relocation and goodwill amortization..............       --        --    1,789    1,170     1,661
 Goodwill impairment charge/(1)/................................       --        --       --       --    10,493
                                                                  -------   -------  -------  -------  --------
  Total operating expenses......................................   16,410    25,577   34,798   41,546    56,385
                                                                  -------   -------  -------  -------  --------
  Income (loss) from operations.................................      421     2,896    2,344    2,103   (11,634)
Other income (expense), net.....................................       94     1,396      794    1,182     1,877
                                                                  -------   -------  -------  -------  --------
  Income (loss) before income taxes.............................      515     4,292    3,138    3,285    (9,757)
Income tax expense (benefit)....................................      (24)    1,459      961    1,274       746
                                                                  -------   -------  -------  -------  --------
  Net income (loss).............................................  $   539   $ 2,833  $ 2,177  $ 2,011  $(10,503)
                                                                  =======   =======  =======  =======  ========

Pro forma net income data/(2)/:
 Income before income taxes.....................................  $   515   $ 4,292  $ 3,138
 Pro forma income tax expense...................................      147     1,471    1,098
                                                                  -------   -------  -------
  Pro forma net income..........................................  $   368   $ 2,821  $ 2,040
                                                                  =======   =======  =======

 Pro forma basic earnings per share.............................  $  0.07   $  0.32  $  0.20
                                                                  =======   =======  =======
 Pro forma diluted earnings per share...........................  $  0.05   $  0.27  $  0.19
                                                                  =======   =======  =======

Basic earnings (loss) per share.................................  $  0.11   $  0.32  $  0.21  $  0.19  $  (1.00)
                                                                  =======   =======  =======  =======  ========
Diluted earnings (loss) per share...............................  $  0.07   $  0.27  $  0.20  $  0.19  $  (1.00)
                                                                  =======   =======  =======  =======  ========
Basic shares outstanding........................................    5,077     8,807   10,209   10,383    10,512
Diluted shares outstanding......................................    7,593    10,419   10,670   10,860    10,512

                                                                                   September 30,
                                                                                   -------------
                                                                     1996      1997     1998     1999      2000
                                                                     ----      ----     ----     ----      ----
                                                                                 (in thousands)
Consolidated Balance Sheet Data:
 Cash, cash equivalents and short-term investments..............  $ 2,113   $35,737  $35,264  $27,664  $ 33,526
 Total assets...................................................   10,722    50,018   54,527   59,470    55,619
 Long-term obligations, less current portion....................      322       351       --       --        --
 Mandatorily redeemable preferred stock.........................    4,664        --       --       --        --
 Total stockholders' equity.....................................    1,184    39,920   42,905   42,342    37,293

--------------------------------------------------------------------------------
(1) Represents the impairment of goodwill associated with the NobleNet acquisition, following the decision by the Company to discontinue the Nouveau product line.
(2) Stingray, which was acquired utilizing the pooling of interests accounting method, was a Subchapter S corporation since inception (July 10, 1995) until December 31, 1997 and, accordingly, not subject to federal and state income taxes during the years 1996, 1997 and a portion of fiscal 1998. Pro forma net income reflects federal and state income taxes as if the Company and Stingray had been a C corporation, based on effective tax rates during the periods indicated.

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

Overview

     Rogue Wave was founded in 1989 to provide reusable software components for the development of object-oriented software applications. The Company operated as a Subchapter S corporation until June 1994. In October 1995, Rogue Wave merged with Inmark Development Corporation, a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. In February 1998, the Company merged with Stingray Software, Inc., a privately held corporation specializing in the development and distribution of object-oriented development tools for Windows programmers and is a leading provider of Visual C++ class libraries. Both transactions were accounted for using the pooling-of-interests method of accounting. In March 1999, the Company merged with NobleNet, Inc., in a transaction utilizing the purchase method of accounting. NobleNet specialized in building and marketing software products that allow existing information technology systems to communicate and interoperate across corporate networks and the Internet. The products were used to build sophisticated, enterprise-wide, distributed applications that run on more than 40 platforms. Following the fourth quarter 2000 decision to discontinue marketing of the Nouveau product line, the investment in NobleNet, which consisted primarily of goodwill, was written off. See Note 2 of Notes to Consolidated Financial Statements.

     To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is recognized according to the criteria of SOP 97-2, as amended. License revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and when collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are provided upon shipment. Returns to date have not been material. Service and maintenance revenue consists of fees that are charged separately from the product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically 12 months. Service revenue consists of training and consulting services and is recognized upon completion of the related activity. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statements of Position 97-2 and 98-9, relating to Software Revenue Recognition. See Note 1 of Notes to Consolidated Financial Statements.

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

     International revenue accounted for approximately 28%, 24%, and 24% of total revenue in fiscal 1998, 1999 and 2000, respectively. In January 1996, the Company established a wholly-owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. In 1998, the Company established a subsidiary in Italy. In 2000, the Company established offices in Japan and Hong Kong. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. The Company has initiated a management reorganization that is expected to support accelerated European growth. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.

     The majority of the Company's international revenue is generated by the Company's European subsidiaries. To date, other than revenue generated by the Company's European subsidiaries, the Company's international revenue has been denominated in the United States dollars. The Company may enter into forward foreign exchange contracts to reduce the risk associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors Related To Our Business - Doing business outside the United States involves numerous factors that could negatively affect our financial results."

     The Company acquired a controlling interest in HotData Inc. for $1.3 million on October 1, 1997. HotData began operations during 1997 and has developed technology relating to the collection and verification of data across the Internet. On September 1, 1998, and on January 11, 1999, HotData sold capital stock to additional investors thereby reducing the Company's percentage ownership from 78% to 42% and 42% to 21%, respectively. The HotData investment has been accounted for using the equity method of accounting for fiscal 1998, 1999 and 2000. As of September 30, 2000, the Company's recorded investment balance in HotData is zero as a result of the Company's recognition of its share of HotData's losses.

     The Company moved its administrative operations from its previous location in Corvallis, Oregon, to Boulder, Colorado, during fiscal 1998. The Company incurred charges totaling approximately $500,000 during fiscal 1998 in connection with this relocation.

     In February 1998, the Company acquired all of the outstanding shares of Stingray common stock in a business combination accounted for as a pooling of interests for approximately 1.65 million shares of Rogue Wave common stock. Stingray was a privately held company that developed and distributed development tools for Windows programmers. The merger added several new product lines to Rogue Wave's current slate of object-oriented C++ libraries and builders. Stingray offers an extensive line of add-on libraries that extend and enhance the Microsoft Foundation Classes (MFC), providing additional, prebuilt functionality for creating sophisticated GUI controls, grids, diagrams and charts. The Company incurred approximately $700,000 in merger related costs during fiscal 1998. The financial results for all periods presented include the accounts of the Company and Stingray.

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

     In March 1999, the Company acquired all of the outstanding shares of NobleNet common stock in a transaction accounted for under the purchase method of accounting for approximately $11.8 million in cash. NobleNet's Nouveau technology, an Internet-generation Object Request Broker (ORB), was expected to expand Rogue Wave's product offering by providing a unified architecture for building high performance, distributed applications that interoperate across an enterprise or over the Internet. In August 2000, the Company concluded that the penetration of the ORB market, with the Nouveau product, had been unsuccessful and determined that the Nouveau product had become obsolete, mitigating all future revenue opportunities. Based on the obsolescence of the Nouveau product, the Company recorded an impairment charge of $10.5 million to write-off the remaining goodwill related to the NobleNet acquisition.

     During fiscal 2000, certain of the Company's primary products reached a maturity phase due to rapid technological developments coupled with the introduction of new products by competitors. The Company identified a need to reposition itself in the marketplace and, therefore, developed a new comprehensive business strategy to aggressively address this new environment. The Company will focus on optimizing the current C++ tools and services, develop new products with a focus on an "end-to-end pervasive computing solution", and become a player in the broader "e-business" world. For a discussion of the Company's new business strategy, see "Business", Part I, "The Rogue Wave Solution and Strategy".

Results of Operations

     The following table sets forth certain operating data expressed as a percentage of total revenue for each period indicated:

                                                                              Year Ended September 30,
                                                                              ------------------------
                                                                        1998             1999        2000
                                                                        ----             ----        ----
     Statements of Operations:
     Revenue:
      License revenue...........................................        64.5%            61.0%            56.4%
      Service and maintenance revenue...........................        35.5             39.0             43.6
                                                                       -----            -----           ------
       Total revenue............................................       100.0            100.0            100.0
     Cost of revenue:
      Cost of license revenue...................................         5.4              4.0              3.1
      Cost of service and maintenance revenue...................        11.1             13.8             14.7
                                                                       -----            -----           ------
       Total cost of revenue....................................        16.5             17.8             17.8
                                                                       -----            -----           ------
       Gross profit.............................................        83.5             82.2             82.2
     Operating expenses:
      Product development.......................................        21.4             21.7             25.9
      Sales and marketing.......................................        43.4             44.3             45.3
      General and administrative................................         9.4             10.0             10.1
      Acquisition, relocation and goodwill amortization.........         4.0              2.2              3.0
      Goodwill impairment charge................................          --               --             19.3
                                                                       -----            -----           ------
       Total operating expenses.................................        78.2             78.2            103.6
                                                                       -----            -----           ------
       Income (loss) from operations............................         5.3              4.0            (21.4)
     Other income, net..........................................         1.8              2.2              3.5
                                                                       -----            -----           ------
       Income (loss) before income taxes........................         7.1              6.2            (17.9)
     Income tax expense.........................................         2.2              2.4              1.4
                                                                       -----            -----           ------
       Net income (loss)........................................         4.9%             3.8%           (19.3)%
                                                                       =====            =====           ======

Revenue. The Company's total revenue increased 3% to $54.4 million in fiscal 2000 from $53.1 million in fiscal 1999. Total revenue in fiscal 1999 increased 19.5% from $44.4 million in fiscal 1998. License revenue decreased 5.2% to $30.7 million in 2000 from $32.4 million in fiscal 1999. License revenue in fiscal 1999 increased 13% from $28.7 million in fiscal 1998. Fiscal 2000 revenues remained relatively flat compared to 1999 revenues. During fiscal year 2000, a decline in the sale of Stingray products was more than offset by increases in license revenue from "cross platform distribution rights" sales. The lower Stingray sales were attributable to increased sales force turnover and the devaluation of the European currency. The increase in 1999 compared to 1998, is a result of an increase in the number of licenses sold to existing and new customers which reflected additional product offerings and an increased market awareness and expansion of the Company's telesales and international sales organizations.

     Service and maintenance revenue increased 14.5% to $23.7 million in fiscal 2000 from $20.7 million in fiscal 1999. Service and maintenance revenue in fiscal 1999 increased 31.3% from $15.8 million in fiscal 1998. These increases in service and maintenance revenue were primarily attributable to increased sales volume of the Company's support and maintenance services related to the Company's core products.

Cost of Revenue. Cost of license revenue consists primarily of amortization of purchased software, materials, packaging and freight expenses. Cost of license revenue was $2.4 million, $2.1 million, and $1.7 million in fiscal 1998, 1999, and 2000, respectively, representing 8.3%, 6.6% and 5.6% of the license revenue for the respective years. Fluctuations in cost of license revenue as a percentage of total license revenue are primarily the result of varying levels of royalties paid, changes in product mix and the timing of large site license sales.

     Cost of service and maintenance revenue consists primarily of personnel-related and facilities costs incurred in providing customer support and training services, as well as third-party costs incurred in providing training services. Cost of service and maintenance revenue was $4.9 million, $7.3 million and $8.0 million in fiscal 1998, 1999 and 2000, respectively, representing 31.2%, 35.3% and 33.7%, of service and maintenance revenue for the respective years. Fluctuations in cost of service and maintenance revenue as a percentage of service and maintenance revenue are primarily the result of expenses associated with the development of training programs, utilization of training and mentoring consultants, additional product support personnel and the timing of product upgrades. The increase as a percentage of service and maintenance revenue for fiscal 1999 was primarily the result of the utilization of third-party resources in providing training and consulting services.

The decrease as a percentage of service and maintenance revenue for fiscal 2000 was primarily the result of a decreased usage of outside contractors that provided training and mentoring consulting services.

Product Development. Product development expenses consist primarily of personnel related expenses. Product development expenses were $9.5 million, $11.5 million and $14.1 million in fiscal, 1998, 1999 and 2000, respectively.
As a percentage of total revenue, product development expenses were 21.4%, 21.7% and 25.9%, in each respective year. The increase in product development expense in 2000 was primarily attributable to the addition of product development personnel as a result of the acquisition of NobleNet. The increase in product development expenses as a percentage of revenue is due primarily to the slower growth of revenue relative to the growth in product development activities.
The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase in both absolute dollars and as a percentage of revenue for fiscal 2001 as the Company continues to increase its product development capacity. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses and travel, entertainment and promotional expenses. Sales and marketing expenses were $19.3 million, $23.5 million and $24.7 million in fiscal 1998, 1999 and 2000, respectively. As a percentage of total revenue, sales and marketing expenses were 43.4%, 44.3% and 45.3% in each respective year. The increase in sales and marketing expenses reflects the hiring of additional sales and marketing personnel and related costs, as well as increased costs associated with expanded promotional activities. The Company expects that sales and marketing expenses will increase in both absolute dollars and as a percentage of revenue for fiscal 2001 as the Company continues to hire additional sales and marketing personnel and increase promotional activities.

General and Administrative. General and administrative expenses were $4.2 million, $5.4 million and $5.5 million, in fiscal 1998, 1999 and 2000, respectively. As a percentage of total revenue, general and administrative expenses were 9.4%, 10.0% and 10.1% in each respective year. The fluctuations in general and administrative expenses were primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. Although the Company believes that its general and administrative expenses will increase in absolute dollars, such expenses are not expected to significantly vary as a percentage of total revenues for fiscal 2001.

Acquisition, Relocation and Goodwill Amortization. Merger, reorganization and relocation costs were $1.8 million, $1.2 million and $1.7 million, in 1998, 1999 and 2000, respectively. As a percentage of total revenue, merger and acquisition costs were 4.0%, 2.2% and 3.0% in the respective years. These costs related to the legal and professional fees, initial organizational costs and goodwill amortization associated with the merger of Stingray in 1998 and the acquisition of NobleNet in 1999. The reorganization costs in 1998 consist of the closure of development operations in Mountain View, California, and Charlotte, North Carolina, and moving the corporate headquarters from Oregon to Colorado. The Company has no immediate plans to acquire complementary businesses as of September 2000, but expects that these costs could continue if favorable business opportunities were to arise in fiscal year 2001.

Goodwill Impairment Charge. The goodwill impairment charge of $10.5 million relates to the obsolescence of the Nouveau product line, which was acquired as part of the business acquisition of NobleNet during March 1999, for $11.8 million in cash. In August 2000, the Company concluded that the penetration of the ORB market, with the Nouveau product, had been unsuccessful and determined that the Nouveau product had become obsolete, mitigating all future revenue opportunities.

Other Income, Net. Other income, net consists of interest income earned on the Company's cash, cash equivalents and short-term investments. Other income, net was $794,000, $1.2 million and $1.9 million in 1998, 1999 and 2000, respectively. As a percentage of total revenue, other income, net was 1.8%, 2.2% and 3.5%, in the respective years. The general increase in other income, net is a result of an increase in short-term investments as well as general increases in interest rates.

Income Tax Expense. The Company's effective tax rates were 30.6%, 38.8% and 107.6%, for fiscal 1998, 1999 and 2000. The increase in the rate for 1999 is primarily attributable to the termination of the research and experimentation tax credit on June 30, 1999. The increase in the rate for 2000 is primarily related to the recognition of a goodwill impairment charge of $10.5 million, which is non-deductible for tax purposes, that contributed to the Company's loss before income taxes of $9.8 million. The Company expects the effective tax rate to decrease during the fiscal year 2001.

     As of September 30, 1999 and 2000, the Company had net operating loss carryforwards for federal and foreign income tax purposes of $133,000 and $1.3 million and $66,000 and $756,000, respectively. The federal losses expire in 2007 to 2011 and are limited as a result of the merger with Inmark. Utilization of the acquired foreign net operating loss carryforwards will first be offset against goodwill associated with the acquisition of Precision before being recorded as a tax benefit.

     Under Statement of Financial Accounting Standards ("SFAS") No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon management's estimates, the Company has provided a valuation allowance against certain deferred tax assets. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     As of September 30, 2000, the Company had cash, cash equivalents and short-term investments of $33.5 million. Net cash provided by operating activities was $4.0 million for fiscal 2000 compared to $8.8 million recognized in fiscal 1999. While a $10.5 million net loss was recognized in the current year, it was primarily the result of the recognition of certain non-cash charges of $12.2 million, which primarily consisted of a goodwill impairment charge, depreciation and amortization (see Note 2 of Notes to Consolidated Financial Statements). The overall decline in cash from operating activities was attributable to lower deferred revenue recognized in fiscal 2000 compared to fiscal 1999. Net cash provided by operating activities was $8.8 million in 1999 and was composed primarily of net income that was increased by non-cash charges for depreciation and amortization, plus an increase in accounts payable and accrued expenses, and deferred revenue offset by an increase in accounts receivable and other noncurrent assets. Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts, which revenue is deferred and recognized ratably over the term of such contracts and for the unrecognized portion of revenue associated with product license subscription contracts (see Note 1 of Notes to Consolidated Financial Statements).

     The Company's investing activities consisted primarily of purchases of equipment including those under capital leases and purchases and maturities of short-term investments. During fiscal year 1998, net cash provided by investing activities was $1.3 million. Net cash used by investing activities was $6.1 million in 1999, which included the purchase of NobleNet for $11.8 million in cash (see Note 2 of Notes to Consolidated Financial Statements), short-term maturities of $7.5 million and capital expenditures of $1.7 million. Net cash used by investing activities in 2000 was for the purchase of equipment, net of proceeds from maturities of investments.

     Cash provided by financing activities of $5.5 million during fiscal 2000 included $1.5 million from the reissuance of common stock, $4.0 million provided by the issuance of common stock in connection with the exercise of stock options. Cash used by financing activities of $3.1 million in 1999, primarily consisted of the repurchase of the Company's common stock.

     The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the on-going operation of the Company.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. SFAS No. 133, which has been amended by SFAS No. 137 and No. 138, is effective for the Company's fiscal year ending September 30, 2001. The Company does not believe adoption of SFAS No. 133, as amended, will have a material impact on the Company's financial position, results of operations, or cash flows.

     In December 1999, the SEC released Staff Accounting Bulletin No. 101
("SAB 101") "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB No. 101B, which delayed the implementation date of SAB No. 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company does not believe adoption of SAB No. 101 will have a material impact on the Company's financial position, results of operations, or cash flows.

     In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") which is an interpretation of APB Opinion No. 25. This interpretation provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before

July 1, 2000, the effect of applying this Interpretation are to be recognized on a prospective basis. The Company does not expect the impact on its financial position or results of operations to be material.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on short-term investments and foreign currency exchange rate fluctuations.

     As of September 30, 2000, short-term investments of $25.6 million were held available for sale with acquired maturities of less than 180 days. Short-term investments consist primarily of high credit and highly liquid corporate commercial paper. A reasonable reduction in overall interest rates would not have a material affect on the fair value of the investments or the financial position of the Company.

     Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at September 30, 2000, movements in foreign currency rates would not materially affect the financial position of the Company. As of September 30, 1999, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $816,000. As of September 30, 2000, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $1.3 million.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the consolidated financial statements and supplementary financial information, which are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be January 18, 2001 (the "2000 Proxy Statement") and is incorporated herein by reference. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

     Information regarding Registrant's executive officers is set forth in this Form 10-K in Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference from the information set forth under the caption "Compensation of Executive Officers" in the Registrant's 2000 Proxy Statement that will be filed in December 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 2000 Proxy Statement that will be filed in December 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference from the information set forth under the caption "Certain Transactions" in the Registrant's 2000 Proxy Statement that will be filed in December 2000.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

          (1)  Index To Consolidated Financial Statements                            Page
                                                                                     ----
               Report of KPMG LLP..................................................   F-1
               Consolidated Balance Sheets.........................................   F-2
               Consolidated Statements of Operations...............................   F-3
               Consolidated Statements of Stockholders' Equity.....................   F-4
               Consolidated Statements of Cash Flows...............................   F-5
               Notes to Consolidated Financial Statements..........................   F-6

          (2)  Report of KPMG LLP on Schedule......................................   S-1
               Schedule II - Valuation and Qualifying Accounts.....................   S-2

(b)  Reports on Form 8-K:

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

                                   ROGUE WAVE SOFTWARE, INC.


Date:  November 27, 2000           /s/ MERLE A. WATERMAN
                                   -----------------------------------------
                                   Merle A. Waterman
                                   Chief Financial Officer and Secretary


KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John D. Iacobucci and Merle A.Waterman and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                 Title                                                           Date
       ---------                 -----                                                           ----
    /s/ THOMAS KEFFER         Chairman of the Board                                          November 27, 2000
--------------------------
     Thomas Keffer


    /s/ JOHN D. IACOBUCCI     President, Chief Executive Officer and Director                November 27, 2000
--------------------------    (Principal Executive Officer)
     John D. Iacobucci


    /s/ MERLE A. WATERMAN     Vice President, Chief Financial Officer and Secretary          November 27, 2000
--------------------------    (Principal Financial and Accounting Officer)
     Merle A. Waterman


    /s/ THOMAS M. ATWOOD      Director                                                       November 27, 2000
--------------------------
     Thomas M. Atwood


    /s/ LOUIS C. COLE         Director                                                       November 27, 2000
--------------------------
     Louis C. Cole


    /s/ JOHN FLOISAND         Director                                                       November 27, 2000
--------------------------
     John Floisand


    /s/ MARGARET M. NORTON    Director                                                       November 27, 2000
---------------------------
     Margaret M. Norton

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Rogue Wave Software, Inc.:

     We have audited the accompanying consolidated balance sheets of Rogue Wave Software, Inc. and subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rogue Wave Software, Inc. and subsidiaries as of September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                    KPMG LLP

Boulder, Colorado
October 20, 2000

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (in thousands, except per share data)

                                                                         September 30,
                                                                       -----------------
                                                                       1999         2000
                                                                       ----         ----
                                    ASSETS
Current assets:
 Cash and cash equivalents.......................................    $13,875      $21,823
 Short-term investments available for sale.......................     13,789       11,703
 Accounts receivable, net........................................     10,176       12,101
 Prepaid expenses and other current assets.......................      1,420        1,499
 Deferred income taxes...........................................      1,240        1,603
                                                                     -------      -------
  Total current assets...........................................     40,500       48,729
Equipment, net...................................................      4,310        5,208
Intangibles resulting from business acquisitions, net............     11,620          822
Other assets, net................................................      3,040          860
                                                                     -------      -------
  Total assets...................................................    $59,470      $55,619
                                                                     =======      =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable................................................        423          880
 Accrued expenses................................................      5,399        5,746
 Deferred revenue................................................     11,306       11,700
                                                                     -------      -------
  Total liabilities..............................................     17,128       18,326
Commitments and contingencies
Stockholders' equity:
 Common stock, $0.001 par value. Authorized 35,000 shares; issued and outstanding 10,475 and 10,909 shares at September 30, 1999
  and 2000, respectively.........................................         10           11
 Additional paid-in capital......................................     38,053       40,801
 Retained earnings (accumulated deficit).........................      7,084       (3,419)
 Accumulated other comprehensive income (loss)...................        254         (100)
 Treasury stock at cost, 358 shares in 1999......................     (3,059)           -
                                                                     -------      -------
  Total stockholders' equity.....................................     42,342       37,293
                                                                     -------      -------
  Total liabilities and stockholders' equity.....................    $59,470      $55,619
                                                                     =======      =======

         See accompanying notes to consolidated financial statements.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                                         Year Ended September 30,
                                                         ------------------------
                                                         1998      1999      2000
                                                         ----      ----      ----
Revenue:
 License revenue....................................  $28,663   $32,394   $ 30,724
 Service and maintenance revenue....................   15,776    20,710     23,718
                                                      -------   -------   --------
  Total revenue.....................................   44,439    53,104     54,442
                                                      -------   -------   --------

Cost of revenue:
 Cost of license revenue............................    2,377     2,149      1,710
 Cost of service and maintenance revenue............    4,920     7,306      7,981
                                                      -------   -------   --------
  Total cost of revenue.............................    7,297     9,455      9,691
                                                      -------   -------   --------
  Gross profit......................................   37,142    43,649     44,751
                                                      -------   -------   --------

Operating expenses:
 Product development................................    9,532    11,512     14,072
 Sales and marketing................................   19,313    23,510     24,668
 General and administrative.........................    4,164     5,354      5,491
 Acquisition, relocation and goodwill amortization..    1,789     1,170      1,661
 Goodwill impairment charge.........................       --        --     10,493
                                                      -------   -------   --------
  Total operating expenses..........................   34,798    41,546     56,385
                                                      -------   -------   --------
  Income (loss) from operations.....................    2,344     2,103    (11,634)
Other income, net...................................      794     1,182      1,877
                                                      -------   -------   --------
  Income (loss) before income taxes.................    3,138     3,285    ( 9,757)
Income tax expense..................................      961     1,274        746
                                                      -------   -------   --------
  Net income (loss).................................  $ 2,177   $ 2,011   $(10,503)
                                                      =======   =======   ========

Pro forma net income data (unaudited):
 Income before income taxes, as reported............  $ 3,138
 Pro forma income tax expense.......................    1,098
                                                      -------
  Pro forma net income..............................  $ 2,040
                                                      =======

 Pro forma basic earnings per share.................  $  0.20
                                                      =======
 Pro forma diluted earnings per share...............  $  0.19
                                                      =======

Basic earnings (loss) per share.....................  $  0.21   $  0.19   $  (1.00)
                                                      =======   =======   ========
Diluted earnings (loss) per share...................  $  0.20   $  0.19   $  (1.00)
                                                      =======   =======   ========

Shares used in basic per share calculation..........   10,209    10,383     10,512
Shares used in diluted per share calculation........   10,670    10,860     10,512

  Net income (loss).................................  $ 2,177   $ 2,011   $(10,503)

  Other comprehensive income (loss)
  Foreign currency translation gain (loss)........         94       280       (354)
                                                      -------   -------   --------

  Total other comprehensive income (loss)...........  $ 2,271   $ 2,291   $(10,857)
                                                      =======   =======   ========

         See accompanying notes to consolidated financial statements.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                            Additional  Retained    Accumulated                         Total
                                             Common stock     Paid-in   Earnings   Comprehensive    Treasury Stock   Stockholders'
                                             ------------                                          --------------
                                            Shares  Amount    Capital   (Deficit)  Income (Loss)   Shares    Amount      Equity
                                            ------  ------    -------   ---------  --------------  ------    ------      ------
Balance at September 30, 1997..............  10,024   $ 9     $36,709    $  3,322           $(120)     --   $    --     $ 39,920
 Issuance of common stock, net.............      97     1         587          --              --      --        --          588
 Exercise of stock options.................     336    --         341          --              --      --        --          341
 Tax benefit from stock option exercises...      --    --         211          --              --      --        --          211
 Net income................................      --    --          --       2,177              --      --        --        2,177
 Dividends paid............................      --    --          --        (426)             --      --        --         (426)
 Foreign currency translation adjustment...      --    --          --          --              94      --        --           94
                                             ------   ---     -------    --------           -----    ----   -------     --------
Balance at September 30, 1998..............  10,457    10      37,848       5,073             (26)     --        --       42,905
 Purchase of common stock..................      --    --          --          --              --     595    (4,011)      (4,011)
 Issuance of common stock, net.............      --    --          --          --              --     (87)      596          596
 Exercise of stock options.................      18    --          53          --              --    (150)      356          409
 Tax benefit from stock option exercises...      --    --         152          --              --      --        --          152
 Net income................................      --    --          --       2,011              --      --        --        2,011
 Foreign currency translation adjustment...      --    --          --          --             280      --        --          280
                                             ------   ---     -------    --------           -----    ----   -------     --------
Balance at September 30, 1999..............  10,475    10      38,053       7,084             254     358    (3,059)      42,342
 Issuance of common stock, net.............     123    --       1,200          --              --     (51)      260        1,460
 Exercise of stock options.................     311     1       1,201          --              --    (307)    2,799        4,001
 Tax benefit from stock option
  exercises................................      --    --         347          --              --      --        --          347
 Net loss..................................      --    --          --     (10,503)             --      --        --      (10,503)
 Foreign currency translation
   adjustment..............................      --    --          --          --            (354)     --        --         (354)
                                             ------   ---     -------    --------           -----    ----   -------     --------
Balance at September 30, 2000..............  10,909   $11     $40,801    $ (3,419)          $(100)     --   $    --     $ 37,293
                                             ======   ===     =======    ========           =====    ====   =======     ========



         See accompanying notes to consolidated financial statements.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                 Year Ended September 30,
                                                                                                 ------------------------
                                                                                             1998         1999           2000
                                                                                             ----         ----           ----
Cash flows from operating activities:
 Net income (loss)..................................................................      $ 2,177     $  2,011       $(10,503)
 Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization.....................................................        3,115        4,050         15,292
  Tax benefit from stock options....................................................          211          152            347
  Loss on disposal of equipment.....................................................          247           58             --
  Changes in assets and liabilities:
   Accounts receivable..............................................................         (756)      (2,805)        (1,925)
   Prepaid expenses and other current assets........................................       (1,110)       1,079            (79)
   Deferred income taxes............................................................         (434)        (425)          (365)
   Other assets, net................................................................       (2,901)         (77)            70
   Accounts payable and accrued expenses............................................          489        1,332            808
   Deferred revenue.................................................................        1,472        3,436            394
                                                                                          -------     --------       --------
     Net cash from operating activities.............................................        2,510        8,811          4,039
                                                                                          -------     --------       --------
Cash flows from investing activities:
 Purchase of equipment..............................................................       (3,143)      (1,743)        (3,283)
 Maturities of short-term investments available for sale............................        4,456        7,494          2,086
 Purchase of business, net of cash acquired.........................................           --      (11,840)            --
                                                                                          -------     --------       --------
     Net cash from (used in) investing activities...................................        1,313       (6,089)        (1,197)
                                                                                          -------     --------       --------
Cash flows from financing activities:
 Payments on long-term obligations..................................................         (438)        (112)            --
 Dividends paid.....................................................................         (426)          --             --
 Treasury stock purchases...........................................................           --       (4,011)            --
 Net proceeds from issuance of common stock.........................................           --           --          1,460
 Proceeds from Employee Stock Purchase Plan.........................................          588          596            364
 Proceeds from exercise of stock options............................................          341          409          3,636
                                                                                          -------     --------       --------
     Net cash from (used in) financing activities...................................           65       (3,118)         5,460
                                                                                          -------     --------       --------
Effect of exchange rate changes on cash and cash equivalents........................           94          290           (354)
                                                                                          -------     --------       --------
     Net change in cash and cash equivalents........................................        3,982         (106)         7,948
Cash and cash equivalents at beginning of year......................................        9,999       13,981         13,875
                                                                                          -------     --------       --------
Cash and cash equivalents at end of year............................................      $13,981     $ 13,875       $ 21,823
                                                                                          =======     ========       ========

Supplemental disclosure of cash flow information:
 Cash paid for interest.............................................................      $    35     $     28       $      2
 Cash paid for income taxes.........................................................        1,601        1,597            547

Supplemental disclosure of non-cash investing and financing activities:
Purchase of business, net of cash acquired:
 Working capital, other than cash...................................................      $    --     $   (655)      $     --
 Equipment..........................................................................           --          345             --
 Cost in excess of net assets acquired, net.........................................           --       12,150             --
 Other..............................................................................           --           --             --
                                                                                          -------     --------       --------
     Net cash used to acquire businesses............................................      $    --     $ 11,840       $     --
                                                                                          =======     ========       ========


         See accompanying notes to consolidated financial statements.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)


(1)  Description of Business and Summary of Significant Accounting Policies

Description of Business

     Rogue Wave Software, Inc. and subsidiaries (the "Company") is primarily engaged in the development, sale and support of object-oriented software solutions. The Company markets its products primarily through its direct sales organization and, to a lesser extent, through outside sales representatives and indirect channel partners to business and government customers. The Company's customers operate in many industry segments across geographically diverse markets.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Investments in 20% to 50% owned affiliates are accounted for using the equity method. The Company's share of affiliates' activities, if any, is reflected in other income, net.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Currency Translation

     The Company translates the assets and liabilities of its non-U.S. functional currency subsidiaries into dollars at the rates of exchange in effect at the end of the period. Revenue and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are recognized as other comprehensive income or loss and are included in stockholders' equity in the consolidated balance sheet.

Cash Equivalents and Short-Term Investments

     Cash equivalents consist of investments in highly liquid investment instruments with maturities of less than three months at date of acquisition. Short-term investments consist primarily of commercial paper with acquired maturities of 180 days or less. Short-term investments are held as securities available for sale and are carried at their fair value as of the balance sheet date, which approximates cost.

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

Intangible Assets

     Intangible assets include purchased software rights, a covenant not to compete and goodwill, which are amortized over estimated useful lives of three to ten years using the straight-line method. The Company reviews its long-lived assets including goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets including goodwill held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets, including goodwill, are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Original cost of these intangibles was $17,249 and $17,310 at September 30, 1999 and 2000, respectively. Accumulated amortization at September 30, 1999 and 2000, was $3,705 and $16,583, respectively. Amortization charged to expense was $853 and $2,068 for the years ended September 30, 1998 and 1999, respectively. Amortization charged to expense in fiscal 2000 was $12,154 of which $10,493 was related to the goodwill impairment charge associated with the write-off of the NobleNet intangible assets.

Foreign Exchange Contracts

     The Company enters into foreign exchange forward contracts to hedge certain operational and balance sheet exposures from changes in foreign currency exchange rates. Such exposures result from the portion of the Company's operations, assets and liabilities that are denominated in currencies other than the U.S. dollar. These transactions are entered in to hedge purchases, sales and other normal recurring transactions and, accordingly, are not speculative in nature. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue leveraged derivative financial instruments. Market value gains and losses on such contracts that result from fluctuations in foreign exchange rates are recognized as offsets to the exchange gains or losses on the hedged transactions. By their nature, these transactions generally offset. The net gain or loss on such foreign currency contracts and underlying transactions was not material during 1998, 1999 and 2000. The Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $1.314 million at September 30, 2000.

Revenue Recognition

     License revenue is recognized according to the criteria of SOP 97-2, as amended. Revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and collection of the resulting receivable is probable. Maintenance and service revenue includes maintenance revenue that is deferred and recognized ratably over the maintenance period. Service revenue, including training and consulting services, is recognized upon completion of the related activity. The Company generally provides a thirty-day right of return policy for software sales. The allowance for returns was $432 and $575 at September 30, 1999 and 2000, respectively.

Advertising Costs

     Advertising costs are charged to expense when incurred and amounted to $2,341, $2,525, and $1,855 in 1998, 1999 and 2000, respectively.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The counter parties to the agreements relating to the Company's cash equivalents and short-term investments consist of various major corporations and financial institutions of high credit standing. The Company's receivables are derived primarily from the sales of software products and services to customers in diversified industries as well as distributors in the U.S. and foreign markets. International revenue accounted for approximately 28%, 24% and 24% of the Company's total revenue for the years ended September 30, 1998, 1999 and 2000, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company has provided an allowance for doubtful accounts of $470 and $575 at September 30, 1999 and 2000, respectively.

Research and Development

     Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The Company begins capitalization upon completion of a working model. To date, such capitalizable costs have been de minims. Accordingly, the Company has charged all such costs to product development expense.

Basic and Diluted Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic earnings per share is computed using the weighted average number of shares outstanding while diluted earnings per share includes the dilutive effect of stock options and other potential common stock instruments or equivalents. Diluted earnings per share include 461 and 477 shares of dilutive stock options for 1998 and 1999, respectively.

     Due to the net loss in 2000, all options totaling 325 are anti-dilutive and, accordingly, the shares used in computing the basic and diluted earnings per share are the same. Calculation of basic and diluted earnings (loss) per share is as follows:

                                                                                    Year Ended September 30,
                                                                                    -----------------------
                                                                               1998            1999           2000
                                                                               ----            ----           ----
     Numerator:
      Net income (loss) available to common stockholders...........           $ 2,177         $ 2,011       $(10,503)
                                                                              =======         =======       ========

     Denominator:
      Historical common shares outstanding for basic income (loss)
       per share at beginning of year..............................            10,024          10,457         10,475
      Weighted average of common equivalent shares issued during
       the year....................................................               185             163            395
      Weighted average of common equivalent shares reissued during
       the year....................................................                --            (237)          (358)
                                                                              -------         -------       --------
      Denominator for basic income (loss) per share - - weighted
       average shares..............................................            10,209          10,383         10,512
      Incremental common shares attributable to shares issuable
       under equity incentive  plans (Treasury Stock Method).......               461             477             --
                                                                              -------         -------       --------
      Denominator for diluted net income (loss) per share - -
       weighted average shares.....................................            10,670          10,860         10,512
                                                                              =======         =======       ========

      Basic earnings (loss) per share..............................           $  0.21         $  0.19       $  (1.00)
                                                                              =======         =======       ========
      Diluted earnings (loss) per share............................           $  0.20         $  0.19       $  (1.00)
                                                                              =======         =======       ========

Accounting for Stock-Based Compensation

     The Company has elected to account for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued To Employees ("APB 25"), with the Financial Accounting Standards Board Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation ("FIN 44") which is an interpretation of APB Opinion No. 25, and has adopted the "disclosure only" alternative described in SFAS 123, Accounting for Stock-Based Compensation.

Reclassifications

     Certain prior-year amounts have been reclassified to conform to the current year presentation.

Accounting for Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount where realization is more likely than not.

(2)  Mergers and Acquisitions

     On October 1, 1997, the Company acquired a controlling interest in HotData, Inc. ("HotData"). HotData began operations in 1997, and has developed technology related to the collection and verification of data across the Internet. On September 1, 1998, HotData issued capital stock to additional investors thereby reducing the Company's percentage ownership from 78% to 42% and from 42% to 21%. The HotData investment has been accounted for using the equity method of accounting for fiscal 1999 and 1998. The Company recognized $1,052 and $252 in HotData equity losses during fiscal years 1998 and 1999, respectively. The Company's recorded investment in HotData was $252 and $0 at September 30, 1998 and 1999, respectively.

     On February 27, 1998, the Company acquired all of the capital stock of Stingray Software, Inc. ("Stingray") in exchange for 1.65 million shares of the Company's common stock in a transaction accounted for as a pooling of interests. Stingray was a privately held company that develops and distributes development tools for Windows programmers. The Company's consolidated financial statements and notes to consolidated financial statements have been restated to include the results of Stingray for all periods presented. Prior to January 1, 1998, Stingray was taxed under the S Corporation provisions of the Internal Revenue Code. Under those provisions, Stingray did not pay federal or state corporate income taxes on its income. Pro forma information for 1997 and 1998 are presented to show the impact as if Stingray's earnings had been subject to federal and state income taxes as a C Corporation in those years.

     Separate results of operations for the periods prior to the merger with Stingray are as follows:

                                                                                   The
                                                                                 Company      Stingray        Combined
                                                                                 -------      --------        --------
     Year ended September 30, 1998:
      Total revenue........................................................      $41,679        $2,760        $44,439
      Net income...........................................................        1,823           354          2,177


     Merger costs of $700 were incurred and charged to expense during fiscal 1998 for services rendered to facilitate completion of the transaction.

     On March 1, 1999, the Company acquired 100% of the outstanding stock of NobleNet, Inc. ("NobleNet") for $11.8 million in cash ($10.8 million in cash at closing and $1 million held in an escrow account, which was paid in January
2000). The acquisition has been accounted for under the purchase method of accounting and, accordingly, the accompanying financial statements include NobleNet's results beginning with the acquisition date. The purchase price was allocated to the assets of NobleNet based on their respective fair values. The excess of the purchase price over assets acquired approximated $11.8 million and was being amortized over 10 years. The pro forma information that follows assumes that the acquisition of NobleNet took place as of October 1, 1997. The unaudited pro forma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                                                                Year Ended               Year Ended
                                                                            September 30, 1998       September 30, 1999
                                                                            ------------------       ------------------
     Revenue.........................................................              $46,653                  $53,743
     Net loss........................................................               (3,171)                    (873)
     Basic loss per share............................................                (0.19)                   (0.08)
     Diluted loss per share..........................................                (0.19)                   (0.08)

NobleNet's Nouveau technology, an Internet-generation Object Request Broker ("ORB"), was expected to expand Rogue Wave's product offering by providing a unified architecture for building high performance, distributed applications that interoperate across an enterprise or over the Internet. In August 2000, the Company concluded that the penetration of the ORB market, with the Nouveau product, had been unsuccessful and determined that the Nouveau product had become obsolete, eliminating all future revenue opportunities. Accordingly, the Company recorded an impairment charge of $10,493 to write-off the remaining goodwill related to the NobleNet investment.

(3)  Balance Sheet Components

Equipment

     Furniture, fixtures and equipment at September 30, 1999 and 2000, consist of the following:

                                                                                                    1999            2000
                                                                                                    ----            ----
     Computer equipment.....................................................................      $ 7,895          $10,789
     Furniture, fixtures and equipment......................................................        3,181            3,460
                                                                                                  -------          -------
                                                                                                   11,076           14,249
     Less accumulated depreciation and amortization.........................................        6,766            9,041
                                                                                                  -------          -------
        Furniture, fixtures and equipment, net..............................................      $ 4,310          $ 5,208
                                                                                                  =======          =======

     Depreciation and amortization expense for the years ended September 30, 1998, 1999 and 2000 was $2,262, $2,486 and $2,578, respectively.

Accrued Expenses

     The Company's accrued expenses at September 30, 1999 and 2000, include the following:

                                                                                                            1999          2000
                                                                                                            ----          ----
     Accrued payroll and related liabilities..........................................................      $2,423       $2,520
     Funds held in escrow.............................................................................       1,000           --
     Other accrued expenses...........................................................................       1,976        3,226
                                                                                                            ------       ------
       Accrued expenses...............................................................................      $5,399       $5,746
                                                                                                            ======       ======

(4)  Leases

     The Company leases certain equipment and office space through noncancelable operating lease arrangements. The leases expire in 2000 through 2005 and are net leases with the Company paying all executory costs, including insurance, utilities and maintenance. Rent expense for operating leases during the years ended September 30, 1998, 1999 and 2000 was $1,532, $1,958 and $1,730,
respectively.

     Future minimum lease payments under operating leases are as follows:

                                                                                                       Operating
                                                                                                       ---------
      Year ending September 30:
       2001...........................................................................................    $1,401
       2002...........................................................................................     1,292
       2003...........................................................................................     1,229
       2004...........................................................................................       591
       2005...........................................................................................       182
                                                                                                          ------
         Total minimum lease payments.................................................................    $4,695
                                                                                                          ======

(5)  Income Taxes

     The provision for income taxes consists of the following:

                                                                                         Year Ended September 30,
                                                                                         ------------------------
                                                                                   1998           1999            2000
                                                                                   ----           ----            ----
     Current:
       Federal................................................................    $  980         $1,470          $  809
       State and local........................................................       415            229             302
                                                                                  ------         ------          ------
                                                                                   1,395          1,699           1,111
                                                                                  ------         ------          ------
     Deferred:
       Federal................................................................      (347)          (333)           (292)
       State and local........................................................       (87)           (92)           ( 73)
                                                                                  ------         ------          ------
                                                                                    (434)          (425)           (365)
                                                                                  ------         ------          ------
          Total...............................................................    $  961         $1,274          $  746
                                                                                  ======         ======          ======

     Income tax expense differs from the expected tax expense (computed by applying the U.S. federal corporate income tax rate of 34% to net income before income taxes) as follows:

                                                                                           Year Ended September 30,
                                                                                           ------------------------
                                                                                       1998           1999           2000
                                                                                     ------         ------        -------
     Computed expected income tax expense (benefit)..........................        $1,067         $1,117        $(3,317)
     Difference  in income tax expense resulting from:
     Subsidiary S-Corp earnings exclusion....................................          (156)            --             --
     State  and other income tax expense (benefit)...........................            57            123           (366)
     Research and experimentation credit.....................................          (265)          (560)          (327)
     Change in valuation allowance...........................................          (374)           195             25
     Foreign net operating loss applied as a reduction of goodwill...........           344             65             --
     Non-deductible meals and entertainment..................................            87             39             70
     Non-deductible intangible asset amortization............................           149            399          4,632
     International rate difference...........................................            30              9             50
     Other, net..............................................................            22           (113)           (21)
                                                                                     ------         ------        -------
        Income tax expense...................................................        $  961         $1,274        $   746
                                                                                     ======         ======        =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                                     September 30,
                                                                                                     -------------
                                                                                                  1999           2000
                                                                                                  ----           ----
     Deferred tax assets:
      Accounts receivable...................................................................     $  270         $  375
      Intangible assets.....................................................................        (19)          (139)
      Accrued expenses......................................................................        292            596
      Fixed assets..........................................................................         64             99
      Foreign operating loss carryforwards..................................................        511            310
      Research and experimentation credit carryforward......................................        353            641
      Equity losses of unconsolidated subsidiary............................................        503            503
      Other.................................................................................         54             31
                                                                                                 ------         ------
       Total gross deferred tax assets......................................................      2,028          2,416
      Valuation allowance...................................................................       (788)          (813)
                                                                                                 ------         ------
       Net deferred tax assets..............................................................     $1,240         $1,603
                                                                                                 ======         ======

     At September 30, 2000, the Company had net operating loss carryforwards for federal and foreign income tax purposes of $66 and $756, respectively. The federal net operating loss expires 2007 to 2011. The Company also had $99 of tax credit carryforwards that expire 2003 to 2015. The net federal operating loss and $86 of the tax credit carryforwards were generated by Inmark prior to Inmark's merger with the Company on October 27, 1995. Tax benefits resulting from the utilization of the acquired foreign net operating loss carryforwards will first be offset against goodwill associated with the acquisition of Precision before being recorded as a tax benefit. Based upon management's estimates, the Company has provided a valuation allowance against certain deferred tax assets.

(6)  Equity Incentive Plans

     In June 1996, the Company's Board of Directors adopted the 1996 Equity Incentive Plan (the "Equity Incentive Plan"). The Company has reserved 3,500 shares of common stock for issuance under the Equity Incentive Plan. The Equity Incentive Plan replaced the Company's 1994 Stock Option Plan and the Inmark Stock Option Plan. The Equity Incentive Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors), directors and consultants of the Company.

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

     The following table summarizes stock option activity for the three years ended September 30, 2000:

                                                                                                              Weighted avg.
                                                                                                              -------------
                                                                                                 Shares       price per share
                                                                                                 ------       ---------------
     Outstanding options at September 30, 1997.............................................       1,889                $ 6.69
      Granted..............................................................................       1,141                 10.59
      Exercised............................................................................        (336)                 1.01
      Canceled.............................................................................        (404)                 9.41
                                                                                                 ------                ------
     Outstanding options at September 30, 1998.............................................       2,290                  8.97
      Granted..............................................................................       1,159                  6.14
      Exercised............................................................................        (167)                 2.45
      Canceled.............................................................................        (594)                 9.23
                                                                                                 ------                ------
     Outstanding options at September 30, 1999.............................................       2,688                  8.10
      Granted..............................................................................       2,409                  5.58
      Exercised............................................................................        (542)                 6.71
      Canceled.............................................................................      (1,151)                 8.55
                                                                                                 ------                ------
     Outstanding options at September 30, 2000.............................................       3,404                $ 6.39
                                                                                                 ======                ======

     Options vested and exercisable were 798, 1,163 and 884 at September 30, 1998, 1999 and 2000, respectively. For various price ranges, weighted average characteristics of outstanding stock options at September 30, 2000 were as follows:

                                                                       Outstanding Options            Exercisable Options
                                                                       -------------------            -------------------
                                                                          Remaining     Weighted                Weighted
     Exercise Price                                              Shares  life (years)  avg. price      Shares  avg. price
     --------------                                              ------  ------------  ----------      ------  ----------
     $0.15-$4.69...............................................     573          9.1        $4.12          99      $ 1.50
     $4.72-$5.00...............................................     966          9.4        $4.82          59      $ 4.74
     $5.06-$7.75...............................................     877          9.0        $6.09         207      $ 5.55
     $7.88-$17.00..............................................     988          8.5        $9.51         520      $10.18
                                                                  -----                                   ---
                                                                  3,404          9.0        $6.39         885      $ 7.77
                                                                  =====                                   ===

     The Company follows APB 25, to account for stock option and employee stock purchase plans. No compensation cost is recognized because the option exercise price is equal to the fair value of the underlying stock on the date of grant. Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS 123, pro forma net income (loss) and earnings (loss) per share would have been:

                                                                                           Year Ended September 30,
                                                                                           -----------------------
                                                                                             1998   1999      2000
                                                                                            -----  -----  --------
     Pro forma net income (loss)..........................................................  $ 198  $  41  $(13,138)
     Pro forma diluted earnings (loss) per share..........................................  $0.02  $0.00  $  (1.25)

     The pro forma disclosures above include the amortization of the fair value of all options vested during 1998, 1999 and 2000. The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts.

     The weighted average Black-Scholes value of options granted under the stock option plans during 1998, 1999 and 2000 was $6.97, $6.27 and $4.24 respectively. Such value was estimated using an expected life of five years, a dividend factor of 0.48 in 1998, 1999 and 2000, volatility of 0.84 in 1998, 0.76 in 1999 and 1.02 in 2000 and risk-free interest rates of 4.2%, 5.0% and 5.7% in 1998, 1999 and 2000.

(7)  Common Stock Repurchase

     In October 1998, the Board of Directors authorized the Company to repurchase up to the lesser of 500 shares of the Company's common stock or $10 million. In July 1999, the Board of Directors further authorized the Company to repurchase the lesser of an additional 500 shares, or a cumulative total of $8.5 million for the full 1,000 shares. The Company purchased 595 shares ($4.0 million) of its common shares during the year ended September 30, 1999. The Company has purchased and subsequently issued a total of 358 shares for employee benefit plans as of September 30, 2000.

(8)  Employee Stock Purchase Plan

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

     Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specific dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. During the years ended September 30, 1998, 1999 and 2000, 97, 87 and 51 shares respectively, were purchased under this plan.

(9)  Qualified Profit Sharing Plan

     The Company has a 401(k) profit sharing plan which is offered to eligible employees and calls for a discretionary employer match of employee contributions, which is approved by the Board of Directors. To participate in the plan, employees must be full-time employees and work a minimum of 1,000 hours during the plan year. The Company matches all employee contributions up to 3% of earnings and half of employee contributions from 3% to 5%. Company contributions paid in the years ended September 30, 1998, 1999 and 2000 were $424, $466 and $448, respectively.

(10) Worldwide Operations

     Revenue by geographic area for fiscal years 1998, 1999 and 2000 was 71%, 76% and 76% in the United States; 25%, 21% and 21% in Europe; 3%, 2% and 2% in Asia and 1%, 1% and 1% in other, respectively.

     Information regarding worldwide operations is as follows:

                                                                                United
                                                                                States    Europe   Eliminations     Total
                                                                               ---------  -------  -------------  ---------
     September 30, 2000, and for the year then ended:
      Revenue to unaffiliated customers......................................  $ 43,134   $11,308       $    --   $ 54,442
      Intercompany transfers.................................................     3,896        --        (3,896)        --
                                                                               --------   -------       -------   --------
       Net revenue...........................................................    47,030    11,308        (3,896)    54,442
      Operating income (loss)................................................   (12,535)      892            --    (11,643)
      Long-lived assets......................................................    50,053     8,113        (2,547)    55,619

     September 30, 1999, and for the year then ended:
      Revenue to unaffiliated customers......................................  $ 41,852   $11,252       $    --   $ 53,104
      Intercompany transfers.................................................     4,036        --        (4,036)        --
                                                                               --------   -------       -------   --------
       Net revenue...........................................................    45,888    11,252        (4,036)    53,104
      Operating income.......................................................     1,592       511            --      2,103
      Long-lived assets......................................................    55,378     7,526        (3,434)    59,470

     September 30, 1998, and for the year then ended:
      Revenue to unaffiliated customers......................................  $ 34,227   $10,212       $    --   $ 44,439
      Intercompany transfers.................................................     3,033        --        (3,033)        --
                                                                               --------   -------       -------   --------
       Net revenue...........................................................    37,260    10,212        (3,033)    44,439
      Operating income.......................................................     1,124     1,220            --      2,344
      Long-lived assets......................................................    50,973     5,701        (2,147)    54,527

(11) Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(12) Quarterly Information (Unaudited)

     The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended September 30, 2000.

                                                                                          Quarter Ended
                                                                            ------------------------------------------
                                                                            Dec. 31,   Mar. 31,   Jun. 30,  Sept. 30,
                                                                            ---------  ---------  --------  ----------
     Fiscal year 2000
      Total revenue.......................................................   $12,616    $13,042    $14,061   $ 14,723
      Gross margin........................................................    10,245     10,680     11,437     12,389
      Income (loss) from operations.......................................      (929)     ( 338)        77    (10,444)
      Net income (loss)...................................................      (507)      (112)       266    (10,150)
      Basic earnings (loss) per share.....................................     (0.05)     (0.01)      0.02      (0.96)
      Diluted earnings (loss) per share...................................     (0.05)     (0.01)      0.02      (0.96)
     Fiscal year 1999
      Total revenue.......................................................   $12,185    $13,379    $14,031   $ 13,509
      Gross margin........................................................    10,115     11,054     11,473     11,007
      Income (loss) from operations.......................................     1,253      1,283        428       (861)
      Net income (loss)...................................................       889      1,099        434       (411)
      Basic earnings (loss) per share.....................................      0.09       0.10       0.04      (0.04)
      Diluted earnings (loss) per share...................................      0.08       0.10       0.04      (0.04)


     ===================================================================================================================

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Rogue Wave Software, Inc.:

Under date of October 20, 2000, we reported on the consolidated balance sheets of Rogue Wave Software, Inc. and subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2000, as contained in the annual report on Form 10-K for the fiscal year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                   KPMG LLP

Boulder, Colorado
October 20, 2000

                        ROGUE WAVE SOFTWARE CORPORATION

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 Years ended September 30, 2000, 1999 and 1998

                                                                  Balance                                          Balance
                                                             at Beginning                                           at End
                                                                 of  Year       Additions       Deductions         of Year
                                                                 --------       ---------       ----------         -------
September 30, 2000:
 Allowance for doubtful accounts.......................              $470            $105          $    --           $ 575
 Sales returns and allowance...........................               432             143               --             575
 Valuation allowance for deferred tax asset............               788              25               --             813

September 30, 1999:
 Allowance for doubtful accounts.......................              $259            $211          $    --           $ 470
 Sales returns and allowance...........................               278             154               --             432
 Valuation allowance for deferred tax asset............               593             195               --             788

September 30, 1998:
 Allowance for doubtful accounts.......................              $243            $ 16          $    --           $ 259
 Sales returns and allowance...........................               225              53               --             278
 Valuation allowance for deferred tax asset............               967              --              374             593

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

2.6(6) Certificate of Merger and Plan of Merger dated March 1,1998, filed with the Secretary of State of the State of Delaware on March 1, 1999.

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

10.4(1) Lease Agreement between Registrant and the State of Oregon dated May 1, 1996.

10.5(1) Lease Agreement between the Registrant and the Landmark dated April 22, 1996.

10.6(7) Home Loan Agreement between Registrant and Michael Scally dated January 7,1998.

10.7(7) Home Loan Agreement between Registrant and Robert Holburn dated February 2,1998.

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

 (3) Filed as Exhibit 2.1 to the Registrant's Form 8-K dated February 27, 1998, and filed on March 9, 1998.

 (4) Filed as Exhibit 2.2 to the Registrant's Form 8-K dated February 27, 1998, and filed on March 9, 1998.

 (5) Filed as an Exhibit to the Registrant's Form 8-K dated March 1, 1999 and filed on March 9, 1999.

 (6) Filed as an Exhibit to the Registrant's annual report on Form 10-K for the year ended September 30, 1998.

 (7) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1999.