Form 10-Q
period 2000-12-31
ROGUE WAVE SOFTWARE INC /OR/
filed 2001-02-02
CIK 1023184

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES  X     NO
                                           --       ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at January 31, 2001
               -----                         -------------------------------
     Common Stock, $0.001 par value                    10,909,166

                           ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                                   Page No.
                                                                                                   -------
PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets at September 30, 2000
               and December 31, 2000...................................................................  3

               Condensed Consolidated Statements of Operations for the Three
               Months Ended December 31, 1999 and 2000.................................................  4

               Condensed Consolidated Statements of Cash Flows for the Three Months
               Ended December 31, 1999 and 2000........................................................  5

               Notes to Condensed Consolidated Financial Statements....................................  6

Item 2.     Management's Discussion and Analysis of Financial

            Condition and Results of Operations.......................................................   9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk................................  20

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..........................................................  21

SIGNATURES............................................................................................  23

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                                                                 September 30,       December 31,
                                                                                     2000               2000
                                                                                 ------------       -------------
                                                                                                      (unaudited)
                                   ASSETS
Current assets:
   Cash and cash equivalents...................................................   $ 21,823           $   16,244
   Short term investments......................................................     11,703               16,804
   Accounts receivable, net....................................................     12,101               12,536
   Prepaid expenses and other current assets...................................      1,499                1,367
   Deferred income taxes.......................................................      1,603                1,701
                                                                                  --------           ----------
      Total current assets.....................................................     48,729               48,652

Equipment, net.................................................................      5,208                5,172
Intangibles resulting from business acquisitions, net..........................        822                  659
Other assets, net..............................................................        860                  905
                                                                                  --------           ----------
      Total assets.............................................................   $ 55,619           $   55,388
                                                                                  ========           ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................   $    880           $      333
   Accrued expenses............................................................      5,746                5,651
   Deferred revenue............................................................     11,700               11,732
                                                                                  --------           ----------
      Total current liabilities................................................     18,326               17,716

Stockholders' equity:
   Common stock................................................................         11                   11
   Additional paid-in capital..................................................     40,801               40,801
   Accumulated deficit.........................................................    ( 3,419)             ( 3,056)
   Accumulated other comprehensive loss .......................................      ( 100)                 (84)
                                                                                  --------           ----------
      Total stockholders' equity...............................................     37,293               37,672
                                                                                  --------           ----------
      Total liabilities and stockholders' equity...............................   $ 55,619           $   55,388
                                                                                  ========           ==========

                             See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                          COMPREHENSIVE INCOME (LOSS)

               (in thousands, except per share data, unaudited)


                                                                                   Three Months Ended
                                                                                     December 31,
                                                                                   1999          2000
                                                                                   ----          ----
Revenue:
   License revenue.....................................................        $  6,812         $ 6,788
   Service and maintenance revenue.....................................           5,804           7,507
                                                                               --------         -------
      Total revenue....................................................          12,616          14,295
                                                                               --------         -------

Cost of revenue:
   Cost of license revenue.............................................             444             259
   Cost of service and maintenance revenue.............................           1,927           2,917
                                                                               --------         -------
      Total cost of revenue............................................           2,371           3,176
                                                                               --------         -------
      Gross profit.....................................................          10,245          11,119
                                                                               --------         -------
Operating expenses:
   Product development.................................................           3,655           3,794
   Sales and marketing.................................................           5,572           6,099
   General and administrative..........................................           1,348           1,148
   Acquisition, relocation and goodwill amortization costs.............             601              --
                                                                               --------         -------
      Total operating expenses.........................................          11,176          11,041
                                                                               --------         -------
      Income (loss) from operations....................................            (931)             78
Other income, net......................................................             335             482
                                                                               --------         -------
      Income (loss) before income taxes................................            (596)            560
Income tax expense (benefit)...........................................             (89)            196
      Net income (loss)................................................        $   (507)        $   364
                                                                               ========         =======

Basic and Diluted earnings (loss) per share............................        $  (0.05)        $  0.03
                                                                               ========         =======
Shares used in basic per share calculation.............................          10,195          10,909
Shares used in diluted per share calculation...........................          10,195          10,972

      Net income (loss)................................................        $   (507)        $   364

Other comprehensive income (loss)
   Foreign currency translation loss...................................            (173)            (85)
                                                                               --------         -------
      Total comprehensive income (loss)................................        $   (680)        $   279
                                                                               ========         =======

                             See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (in thousands, unaudited)

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                              1999           2000
                                                                                              ----           ----
Cash flows from operating activities:
   Net income (loss)...................................................................    $     (507)  $      364
   Adjustments to reconcile net income (loss) to net cash from operating activities:
       Depreciation and amortization...................................................         1,239          916
       Changes in assets and liabilities:
         Accounts receivable...........................................................         2,319         (435)
         Prepaid expenses and other current assets.....................................          (101)         230
         Other noncurrent assets.......................................................            14          (48)
         Accounts payable and accrued expenses.........................................          (773)        (841)
         Deferred revenue..............................................................           (53)          32
                                                                                           ----------   ----------
            Net cash from operating activities.........................................         2,138          218
                                                                                           ----------   ----------
Cash flows from investing activities:

    Short term investments.............................................................            --       (5,101)
    Equipment acquisitions.............................................................          (409)      (  712)
                                                                                           ----------   ----------
            Net cash used in investing activities......................................          (409)      (5,813)
                                                                                           ----------   ----------
Cash flows from financing activities:
    Proceeds from exercise of stock options............................................         1,471           --
                                                                                           ----------   ----------
            Net cash from financing activities.........................................         1,471           --
                                                                                           ----------   ----------
Effect of exchange rate changes on cash................................................          (165)          16
                                                                                           ----------   ----------
            Net change in cash and cash equivalents....................................         3,035       (5,579)
Cash and cash equivalents at beginning of period.......................................        27,664       21,823
                                                                                           ----------   ----------
Cash and cash equivalents at end of period.............................................    $   30,699   $   16,244
                                                                                           ==========   ==========

                             See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                                   NOTES TO
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   Basis of Presentation

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto (the "Consolidated Financial Statements") for the year ended September 30, 2000, included in the Company's annual report on Form 10-K. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending September 30, 2001.

2.   Revenue Recognition

     The Company's revenue is recognized according to the criteria of the American Institute of Certified Public Accountants Statements of Position 97-2, as amended, and 98-9, relating to software revenue recognition. License revenue is recognized upon the execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and determination that collection of the resulting receivable is probable. Maintenance and service revenue includes maintenance revenue that is deferred and recognized over the maintenance period. Service revenue that includes training and consulting is recognized as services are performed. The percentage of completion revenue recognition method is used for customized software consulting contracts.

3.   Basic and Diluted Earnings Per Share

     Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method unless the impact is anti-dilutive. The difference between basic earnings per share and diluted earnings per share is due to the effect of outstanding stock options. For the three months ended December 31, 2000, the dilutive effect of outstanding options was 62,773.

     The components of basic and diluted earnings (loss) per share were as follows (in thousands except per share amounts):

                                                                             Three Months Ended
                                                                               December 31,
                                                                             1999           2000
                                                                             ----           ----
         Numerator:
            Net income (loss) available to common stockholders.........
                                                                           $  (507)       $   364
                                                                           =======        =======
         Denominator:
            Historical common shares outstanding for basic
              income (loss) per share at beginning of period...........     10,117         10,909
            Weighted average number of common equivalent shares
              issued during the period.................................         78             --
                                                                          --------        -------
            Denominator for basic income (loss) per share --
              weighted average shares..................................     10,195         10,909
            Incremental common shares attributable to shares
              issuable under equity incentive  plans (Treasury
              Stock Method)............................................         --             63
                                                                           -------        -------
            Denominator for diluted net income (loss) per share --
                  weighted average shares..............................     10,195         10,972
                                                                           =======        =======

            Basic earnings (loss) per share............................    $ (0.05)       $  0.03
                                                                           =======        =======
            Diluted earnings (loss) per share..........................    $ (0.05)       $  0.03
                                                                           =======        =======


4.   Foreign Exchange Contracts

     Effective October 1, 2000, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including foreign exchange forward contracts.

     The Company enters into foreign exchange forward contracts to hedge certain operational and balance sheet exposures, primarily intercompany royalty fees, from changes in foreign currency exchange rates. At inception, such contracts are designated as cash flow hedges. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposure and comply with established company risk management policies. The Company does not enter into any derivative transactions for speculative purposes. Hedging contracts generally mature within 60 to 425 days.

     When hedging the inter-company receivable exposure, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the period in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective proportion of the gain or loss is reported in current-period earnings immediately. The realized gains and losses are recorded in "other income-net" in the statement of operations.

     The notional amount of foreign exchange contracts outstanding at December 31, 1999 was $2.4 million. The notional amount of foreign exchange contracts outstanding at December 31, 2000 was

     $2.3 million with a fair value of approximately $2.4 million. The fair value of the forward contracts is estimated based on quoted exchange rates at quarter end. The effective or unrealized gain related to the outstanding contracts was $73,895 and the ineffective or realized gain was $64,349 at December 31, 2000.

5.   Worldwide Operations

     Revenue by geographic area for the three months ended December 31, 2000 and 1999 was 70% and 80% in the United States; 29% and 21% in Europe and 1% and 0% in Japan, respectively.

     Information regarding worldwide operations is as follows:

                                                            United
                                                            States     Europe      Japan     Eliminations        Total
                                                            ------     ------      -----     ------------        -----
December 31, 2000, and for the quarter then ended:
   Revenue to unaffiliated customers.....................  $ 9,971     $4,212       $112         $     --      $14,295
   Intercompany transfers................................    1,680         --         --           (1,680)          --
                                                           -------     ------      -----         --------      -------
     Net revenue.........................................   11,651      4,212        112           (1,680)      14,295
   Operating income (loss)...............................     (794)       914        (42)              --           78
   Long-lived assets....................................     5,712      1,177         --             (203)       6,686

December 31, 1999, and for the quarter then ended:
   Revenue to unaffiliated customers....................   $ 9,975     $2,641       $ --         $     --      $12,616
   Intercompany transfers...............................       958         --         --             (958)          --
                                                           -------     ------      -----         --------      -------
     Net revenue........................................    10,933      2,641         --             (958)      12,616
   Operating income (loss)..............................    (1,167)       230         --               --         (937)
   Long-lived assets....................................    17,068      1,173         --             (114)      18,127


6.   New Accounting Pronouncements

     The SEC issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's view in applying generally accepted accounting principals to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Based on the SEC's timeline, the Company will be required to comply with the guidelines in the fourth quarter of fiscal year 2001. The Company does not believe the adoption of this SAB will have a material impact on the Company's financial position, results of operations or cash flows.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB interpretation No. ("FIN") 44, Accounting for Certain Transactions involving Stock Compensation, which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that related to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. There was no impact from the adoption of this interpretation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section "Risk Factors" and "Business" in the Company's Annual Report on Form 10-K for the year ended September 30, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         Rogue Wave Software, Inc. (`Rogue Wave" or the "Company") was founded in 1989 to provide reusable software components for the development of object-oriented software applications. The Company operated as a Subchapter S corporation until June 1994. In October 1995, Rogue Wave merged with Inmark Development Corporation, a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. In February 1998, the Company merged with Stingray Software, Inc., a privately held corporation specializing in the development and distribution of object-oriented development tools for Windows programmers and is a leading provider of Visual C++ class libraries. Both transactions were accounted for using the pooling-of-interests method of accounting. In March 1999, the Company merged with NobleNet, Inc. ("NobleNet"), in a transaction utilizing the purchase method of accounting. NobleNet specialized in building and marketing software products that allow existing information technology systems to communicate and interoperate across corporate networks and the Internet. The products were used to build sophisticated, enterprise-wide, distributed applications that run on more than 40 platforms. Following the fourth quarter 2000 decision to discontinue marketing of the Nouveau product line that was acquired as a part of the NobleNet acquisition, the investment in NobleNet, which consisted primarily of goodwill, was written off.

         To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is recognized according to the criteria of SOP 97-2, as amended. License revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and when collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are provided upon shipment. Returns to date have not been material. Service and maintenance revenue consists of fees that are charged separately from the product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically 12 months. Service revenue consists of training and consulting services and is recognized utilizing the percentage of completion revenue recognition method. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statements of Position 97-2, as amended, and 98-9, relating to Software Revenue Recognition.

         The Company markets its products primarily through its direct sales force, and to a lesser extent through the Internet and an indirect channel consisting of original-equipment-manufacturers, value added resellers dealers and distributors. The Company's direct sales force consists of an inside telesales group that focuses on smaller orders ($50,000 or less), and an outside sales force that focuses on larger site licenses. The Company makes all of its products available for sale and distribution over the Internet. Revenue through this channel has not been significant to date, and there can be no assurance that the Company will be successful in marketing its products through this channel.

         International revenue accounted for approximately 24%, 24% and 30% of total revenue in fiscal 1999, 2000 and the three months ended December 31, 2000, respectively. In January 1996, the Company established a wholly-owned subsidiary in Germany to market and support the Company's products in Germany and neighboring countries. In February 1997, the Company expanded its European operations by acquiring Precision, a distributor of Rogue Wave software products in Germany, the United Kingdom, France and the Benelux countries. In 1998, the Company established a subsidiary in Italy. In 2000, the Company established offices in Japan and Hong Kong. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. International revenue has increased during the current period as a result of the management reorganization and the addition of sales personnel during fiscal 2000, which allowed for the successful execution of Europe's revenue growth strategy. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.

         The majority of the Company's international revenue is generated by the Company's European subsidiaries. To date, other than revenue generated by the Company's European subsidiaries, the Company's international revenue has been denominated in United States dollars. The Company has entered into forward foreign exchange contracts to reduce certain risk associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors Related To Our Business - Doing business outside the United States involves numerous factors that could negatively affect our financial results."

         During fiscal 2000, the Company determined that certain of its primary products had reached a maturity phase due to rapid technological developments coupled with the introduction of new products by competitors. The Company identified a need to reposition itself in the marketplace and, therefore, developed a new comprehensive business strategy to aggressively address this new environment. The Company is focusing on optimizing the current C++ tools and services and developing new products with a focus on an "end-to-end pervasive computing solution."

Results of Operations

         The following table sets forth for the periods indicated the percentage of net revenue represented by certain line items in the Company's Condensed Consolidated Statements of Operations.

                                                                   Three Months Ended
                                                                        December 31,
                                                                   1999          2000
                                                                   ----          ----
      Revenue:
         License revenue.......................................      54%           47%
         Service and maintenance revenue.......................      46            53
                                                                   ----          ----
            Total revenue......................................     100           100
                                                                   ----          ----
      Cost of revenue:
         Cost of license revenue...............................       4             2
         Cost of service and maintenance revenue...............      15            20
                                                                   ----          ----
             Total cost of revenue.............................      19            22
                                                                   ----          ----
            Gross profit                                             81            78
                                                                   ----          ----
      Operating expenses:
         Product development...................................      29            26
         Sales and marketing...................................      44            43
         General and administrative............................      11             8
         Acquisition, relocation and goodwill amortization ....       5            --
                                                                   ----          ----
            Total operating expenses...........................      89            77
                                                                   ----          ----
            Income (loss) from operations......................      (8)            1
      Other income, net........................................       3             3
                                                                   ----          ----
            Income before income taxes.........................      (5)            4
      Income tax expense (benefit) ............................      (1)            1
                                                                   ----          ----
             Net income (loss).................................      (4)%           3%
                                                                   ====          ====


Revenue

         Total revenue for the three months ended December 31, 2000 was $14.3 million versus $12.6 million for the three months ended December 31, 1999, representing an increase of 13%. License revenue for both the three months ended December 31, 2000 and December 31, 1999 was $6.8 million. Although license revenue was unchanged when comparing the two periods, the number of licenses sold to existing and new customers decreased during the three month period ending December 31, 2000 compared to the same period in 1999. This decrease was offset by increases in license revenue from "cross platform deployment rights" sales.

         Service and maintenance revenue for the three months ended December 31, 2000 was $7.5 million versus $5.8 million for the three months ended December 31, 1999, representing an increase of 29%. The increase in service and maintenance revenue was primarily attributable to increased sales volume of the Company's support and maintenance services related to the Company's core products as well as two new customized software consulting contracts totaling $5.2 million of which $2.1 million was recognized as current period revenue.

Cost of Revenue

         Cost of license revenue consists primarily of amortization of purchased software, materials, packaging and freight expense. Cost of license revenue for the three months ended December 31, 2000 was $259,000 versus $444,000 for the three months ended December 31, 1999, representing a decrease of 42%. As a percentage of total revenue, cost of license revenue was 2% and 4% for the three months ended December 31, 2000, and 1999, respectively. The decrease in cost of license revenue is primarily the result of a decrease in the number of manuals produced due to a decline in new product offerings as well as a decrease in purchased software amortization. The Company expects that the cost of license revenue as a percentage of total revenue will decrease in fiscal 2001.

         Cost of service and maintenance revenue consists primarily of personnel-related and facilities cost incurred in providing customer support and training services, as well as third party costs incurred in providing training and consulting services. Cost of service and maintenance revenue for the three months ended December 31, 2000 was $2.9 million versus $1.9 million for the three months ended December 31, 1999, representing an increase of 51%. As a percentage of total revenue, cost of service and maintenance revenue was 20% for the three months ended December 31, 2000 versus 15% for the three months ended December 31, 1999. The increase in cost of service and maintenance revenue was due primarily to additional product support personnel, an increase in the utilization of third-party consulting services and the additional costs associated with the two new customized software consulting contracts. The Company expects that the cost of such revenue will increase as a percentage of total revenue in fiscal 2001.

Operating Expenses

         Product development expenses for the three months ended December 31, 2000 were $3.8 million versus $3.7 million for the three months ended December 31, 1999, representing an increase of 4%. As a percentage of total revenue, product development expenses were 27% for the three months ended December 31, 2000 versus 29% for the three months ended December 31, 1999. The decrease in product development expenses as a percentage of revenue is due primarily to the slower growth of revenue relative to the growth in development. While the Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will continue to increase, the Company does not believe such expenses will increase as a percentage of total revenue for fiscal 2001.

         Sales and marketing expenses for the three months ended December 31, 2000 were $6.1 million versus $5.6 million for the three months ended December 31, 1999, representing an increase of 9%. As a percentage of total revenue, sales and marketing expenses were 43% and 44% for the three months ended December 31, 2000, and 1999, respectively. The increase in sales and marketing expense reflects the hiring of additional sales and marketing personnel and related costs, as well as increased costs associated with expanded promotional activities. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue for fiscal 2001.

         General and administrative expenses for the three months ended December 31, 2000 were $1.1 million versus $1.3 million for the three months ended December 31, 1999, representing a decrease of 15%. The decrease in general and administrative expenses was, in part, due to a decrease of $575,000 in certain reserves as a result of the resolution of various potential employment and product distribution contract issues. This decrease was mitigated, to a certain extent, by an increase in staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. Although the Company believes that its general and administrative expenses will increase in absolute dollars, such expenses are not expected to significantly vary as a percentage of total revenues for fiscal 2001.

         As a result of the Company obsoleting the Nouveau product line, which was acquired through the acquistion of NobleNet in March 1999, the Company recorded an impairment charge at September 30, 2000 to writeoff the remaining goodwill related to the NobleNet acquition. Therefore, no goodwill amortization expense was recognized for the three month period ended December 31, 2000.

Other Income, Net

         Other income for the three months ended December 31, 2000 and December 31, 1999, primarily consists of interest income on the Company's short-term investments. The increase in other income of 44% for the three months ended December 31, 2000, compared to the three months ended December 31, 1999, is primarily due to an increase in interest rates and the recognized gain of $73,895 on foreign exchange forward contracts. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Income Tax Expense (Benefit)

         Income taxes are provided on an interim basis at the expected tax rate for the year. The provision for income taxes for the three month period ended December 31, 2000, is based on an estimated annual effective tax rate of 35% which is applied to the income before income taxes and includes federal, state and foreign income taxes.

Liquidity and Capital Resources

         The decrease in cash flows from operations for the three months ended December 31, 2000 compared to the three months ended December 31, 1999, was primarily due to an increase of $2.7 million in accounts receivable resulting primarily from the difference in the timing of the sale of products completed during the comparable quarters.

         The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. During the three months ended December 31, 2000, net cash used by investing activities was $5.8 million, which included the purchase of short-term investments of $5.1 million. Short-term investments primarily consist of commercial paper with original maturities of 180 days or less which are held as securities available for sale.

         The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Factors That May Affect Future Results - Risks Related To Our Business."

Factors That May Affect Future Results - Risks Related To Our Business

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

         Our future operating results are difficult to predict due to a variety of factors, many of which are outside of our control. These factors include:

 .  the demand for our products and services;
 .  the level of product and price competition;
 .  the size, type and timing of individual license transactions;
 .  the delay or deferral of customer implementations;
 .  our success in expanding our direct sales force and indirect distribution channels;
 .  the timing of new product introductions and product enhancements;
 .  levels of international sales;
 .  changes in our pricing policy or that of our competitors;
 .  publication of opinions about us, our products and object-oriented, component technology by industry analysts;
 .  our ability to retain key employees and hire new employees;
 . our ability to develop and market new products and control costs; and . our ability to effectively deploy our new strategy adopted in fiscal 2000.

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

         Our business has evolved significantly in recent years placing a strain on our management systems and resources. To manage future growth we must continue to (1) improve our financial and management controls, reporting systems and procedures on a timely basis and (2) expand, train and manage our employee work force. If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

Failure to attract and retain key employees will adversely affect our business.

         Our business is highly dependent on the ability of our management team to work effectively to meet the demands of our anticipated growth. Several members of our senior management, including our Chief Executive Officer, Chief Technical Officer, Marketing and Business Development Vice President and Managing Director of Europe have been employed by us for a relatively short period of time. These individuals have not previously worked together as a management team. The failure of our management team to work together effectively could prevent efficient decision-making by our executive team, affecting product development and sales and marketing efforts, which would negatively impact our operating results.

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

         A significant portion of our revenue is derived from international sources. To service the needs of these companies, we must provide worldwide product support services. We have expanded, and intend to continue expanding, our international operations and plan to enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

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

Our business will suffer if our products contain defects or do not function as intended, which would cause our revenue to decline.

         Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or "bugs," or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or require design modifications, either of which could lead to a loss in revenue. Our products are typically intended for use in applications that may be critical to a customer's business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Despite extensive testing by us and by current and potential customers, errors may be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, the payment of monetary damages, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business and results of operations.

Factors That May Affect Future Results - Risk Related To Our Industry

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

Our market is highly competitive and, if we are unable to compete successfully, our ability to grow our business or even maintain revenue and earnings at current levels will be impaired.

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

     In the distributed application development market, we face competition from a variety of CORBA vendors; including Iona, Inprise, BEA, IBM, and others. In this market, we expect basic connectivity to be bundled with a variety of offerings from these vendors, as well as Sun Microsystems (with a free Java ORB) and Microsoft (with connectivity bundled into its offerings).

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on short-term investments.

     As of December 31, 2000, short-term investments of $17.4 million were held available for sale with maturities of less than 180 days. Short-term investments consist primarily of high credit and highly liquid corporate commercial paper and money market funds. A substantial change in overall interest rates would not have a material affect on the financial position of the Company.

     Exposure to variability in foreign currency exchange rates is managed primarily through the use of cash flow hedges. See Note 4 of Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II  - OTHER INFORMATION

Item 6.  - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENT
------                          ------------------------

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

4.4(5) Form of Registration Rights Agreement between Rogue Wave Software, Inc. and the former shareholders of Stingray Software, Inc.

10.1(8)   Registrant's 1996 Equity Incentive Plan.

10.2(9) Amended and Restated Employee Stock Purchase Plan, dated June 6, 1996, as amended January 25, 2000.

10.3(1) Form of Indemnity Agreement to be entered into between the Registrant and its officers and directors.

10.4(1) Lease Agreement between Registrant and the State of Oregon, dated May 1, 1996.

10.5(1) Lease Agreement between the Registrant and the Landmark, dated April 22, 1996.

10.6(7) Home Loan Agreement between Registrant and Michael Scally, dated January 7,1998.

10.7(7) Home Loan Agreement between Registrant and Robert Holburn, dated February 2,1998.

10.8 Separation & Release Agreement between Registrant and Michael Ernst, dated November 15, 1999.

10.9 Separation & Release Agreement between Registrant and Robert Holburn, dated January 3, 2000.

10.10 Separation & Release Agreement between Registrant and Michael Foreman, dated May 1, 2000.

10.11 Separation & Release Agreement between Registrant and Harold Julsen, dated December 6, 2000.

10.12     1997 Equity Incentive Plan, as amended on January 18, 2001.

____________________

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

   (8) Filed as an Exhibit to the Registrant's Proxy Statement on Schedule 14A and filed on December 10, 1998.

   (9) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1999.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ROGUE WAVE SOFTWARE, INC.
                                             (Registrant)




Date:    January 31, 2001                    /s/ Merle Waterman
                                             -----------------------------------
                                             MERLE WATERMAN
                                             CHIEF FINANCIAL OFFICER