Form 10-Q
period 2001-03-31
ROGUE WAVE SOFTWARE INC /OR/
filed 2001-05-09
CIK 1023184

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2001

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


                                (303) 473-9118
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X    NO
                                         -----    -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at April 30, 2001
       Common Stock, $0.001 par value                10,995,961

                           ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                     INDEX




PART I - FINANCIAL INFORMATION

                                                                             Page No.
                                                                             --------
Item 1.   Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at September 30, 2000
          and March 31, 2001...........................................      3

          Condensed Consolidated Statements of Operations for the Three
          and Six Months Ended March 31, 2000 and 2001.................      4

          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended March 31, 2000 and 2001.........................      5

          Notes to Condensed Consolidated Financial Statements.........      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...     22

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.............................     23

SIGNATURES.............................................................     25

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                                       September 30,          March 31,
                                                                           2000                 2001
                                                                     ---------------       --------------
                                                                                             (unaudited)
                                    ASSETS
Current assets:
   Cash and cash equivalents.........................................        $21,823              $14,273
   Short term investments............................................         11,703               17,068
   Accounts receivable, net..........................................         12,101               14,227
   Prepaid expenses and other current assets.........................          1,499                1,543
   Deferred income taxes.............................................          1,603                1,701
                                                                             -------              -------

     Total current assets............................................         48,729               48,812

Equipment, net.......................................................          5,208                5,267
Intangibles, net.....................................................            822                  721
Other assets, net....................................................            860                  557
                                                                             -------              -------

     Total assets....................................................        $55,619              $55,357
                                                                             =======              =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..................................................        $   880              $   595
   Accrued expenses..................................................          5,746                5,899
   Deferred revenue..................................................         11,700               11,865
                                                                             -------              -------

     Total current liabilities.......................................         18,326               18,359

Stockholders' equity:
   Common stock......................................................             11                   11
   Additional paid-in capital........................................         40,801               41,208
   Accumulated deficit...............................................         (3,419)              (3,707)
   Accumulated other comprehensive loss..............................          ( 100)               ( 514)
                                                                             -------              -------

     Total stockholders' equity......................................         37,293               36,998
                                                                             -------              -------

     Total liabilities and stockholders' equity......................        $55,619              $55,357
                                                                             =======              =======

                            See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                              COMPREHENSIVE LOSS

                (in thousands, except per share data, unaudited)


                                                                        Three months ended             Six months ended
                                                                             March 31,                     March 31,
                                                                       ---------------------         ----------------------
                                                                        2000          2001            2000           2001
                                                                        ----          ----            ----           ----
Revenue:
 License revenue..................................................      $ 7,013       $ 7,681        $13,825        $14,469
 Service and maintenance revenue..................................        6,029         7,338         11,833         14,845
                                                                        -------       -------        -------        -------
    Total revenue..................................................      13,042        15,019         25,658         29,314

Cost of revenue:
 Cost of license revenue..........................................          364           220            808            479
 Cost of service and maintenance revenue..........................        1,998         3,536          3,925          6,452
                                                                        -------       -------        -------        -------
   Total cost of revenue..........................................        2,362         3,756          4,733          6,931
                                                                        -------       -------        -------        -------
   Gross profit...................................................       10,680        11,263         20,925         22,383

Operating expenses:
 Product development..............................................        3,502         3,738          7,157          7,532
 Sales and marketing..............................................        5,781         6,510         11,353         12,610
 General and administrative.......................................        1,381         1,714          2,729          2,861
 Restructuring, severance and goodwill amortization...............          354           640            955            640
                                                                         -------       -------        -------        -------
   Total operating expenses.......................................       11,018        12,602         22,194         23,643
                                                                        -------       -------        -------        -------
   Loss from operations...........................................         (338)       (1,339)        (1,269)        (1,260)
Other income, net.................................................          356           333            691            815
                                                                        -------       -------        -------        -------
   Income (loss) before income taxes..............................           18        (1,006)          (578)          (445)
Income tax expense (benefit)......................................          130          (353)            41           (157)
                                                                        -------       -------        -------        -------

   Net loss.......................................................      $  (112)      $  (653)       $  (619)       $  (288)
                                                                        =======       =======        =======        =======


 Basic and diluted loss per share..................................     $ (0.01)      $ (0.06)       $ (0.06)       $ (0.03)
                                                                        =======       =======        =======        =======


Shares used in share calculations.................................       10,504        10,966         10,349         10,937

   Net loss.......................................................      $  (112)      $  (653)       $  (619)       $  (288)

Other comprehensive loss:
 Foreign currency translation losses..............................         (427)         (430)          (184)          (414)
                                                                        -------       -------        -------        -------
   Total comprehensive loss.......................................      $  (539)      $(1,083)       $  (803)       $  (702)
                                                                        =======       =======        =======        =======

                             See accompanying notes.

                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (in thousands, unaudited)

                                                                                       Six Months Ended
                                                                                           March  31,
                                                                                    -----------------------
                                                                                        2000          2001
                                                                                        ----          ----
Cash flows from operating activities:
   Net loss....................................................................      $  (619)      $  (288)
   Adjustments to reconcile net loss to net cash from (used in) operating activities:
   Depreciation and amortization...............................................        2,354         1,733
   Changes in assets and liabilities:
    Accounts receivable........................................................        1,055        (2,126)
    Prepaid expenses and other current assets..................................          239           (44)
    Other noncurrent assets....................................................          206          (225)
    Accounts payable and accrued expenses......................................         (918)         (135)
    Deferred revenue...........................................................          417           165
                                                                                     -------       -------
       Net cash from (used in) operating activities............................        2,734          (920)
                                                                                     -------       -------
Cash flows from investing activities :
    Short term investments.....................................................       (1,966)       (5,365)
    Equipment acquisitions.....................................................         (902)       (1,261)
                                                                                     -------       -------
       Net cash used in investing activities...................................       (2,868)       (6,626)
                                                                                     -------       -------
Cash flows from financing activities:
    Proceeds from exercise of stock options....................................        4,994             2
    Proceeds from Employee Stock Purchase Plan.................................            -           408
                                                                                     -------       -------
       Net cash from financing activities......................................        4,994           410
                                                                                     -------       -------
Effect of exchange rate changes on cash and cash equivalents...................         (184)         (414)
                                                                                     -------       -------
       Net change in cash and cash equivalents.................................        4,676        (7,550)
Cash and cash equivalents at beginning of period...............................       13,875        21,823
                                                                                     -------       -------
Cash and cash equivalents at end of period.....................................      $18,551       $14,273
                                                                                     =======       =======

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

3. Basic and Diluted Earnings (Loss) Per Share

       Basic and diluted loss per share for the three and six months ended March 31, 2001 and 2000 is computed on the basis of the weighted average number of common shares outstanding. As a result of the net loss incurred during such periods, all options outstanding are anti-dilutive and, accordingly, the shares used in computing the basic and diluted shares are the same. For the three and six months ended March 31, 2000 and 2001, the anti-dilutive effect of outstanding options would have been 467 and 322, and 66 and 65, respectively.

   Calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

                                                                   Three months ended               Six months ended
                                                                       March 31,                       March 31,
                                                           ---------------------------------------------------------------
                                                                      2000            2001            2000            2001
                                                                      ----            ----            ----            ----
Numerator:
 Net loss..................................................        $  (112)        $  (653)        $  (619)        $  (288)
                                                                   =======         =======         =======         =======

Denominator:
 Historical common shares outstanding for basic and
  diluted loss per share at beginning of period............
                                                                    10,358          10,909          10,117          10,909

 Weighted average number of common equivalent shares
  issued during the period.................................            146              57             232              28
                                                                   -------         -------         -------         -------
 Denominator for basic and diluted loss per share -
  weighted average shares..................................         10,504          10,966          10,349          10,937
                                                                   =======         =======         =======         =======

 Basic and diluted loss per share..........................        $ (0.01)        $ (0.06)        $ (0.06)        $ (0.03)
                                                                   =======         =======         =======         =======

4. Restructuring and Severance

       During March 2001, following a decision to discontinue the Fornova project, the Company recognized a restructuring charge of approximately $447,100. Fornova, a venture focused on developing internet information exchange technology for the business to business market, had been pursuing obtaining third party expansion capital with an initial investment commitment of $2 million from the Company. As a result of the overall softening of the US economy, coupled with the slowing of third party investment in such ventures, the project was abandoned with the termination of 12 employees. The Company had recognized expenses of approximately $720,100 and $793,000 of product development costs associated with the Fornova project during the first and second quarters of fiscal 2001, respectively. Following are the primary components of the restructuring charge at March 31, 2001. All amounts are expected to be paid during the three months ended June 30, 2001.

       Contract termination fees    $304,900
       Employee severance            133,400
       Other miscellaneous costs       8,800
                                    --------
                                    $447,100
                                    ========

       Additionally, in conjunction with the Company's transition to its new business model, during the second fiscal quarter ended March 31, 2001, certain executive severance costs totaling approximately $192,500 were recognized.

5. Foreign Exchange Contracts

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

       When hedging the intercompany receivable exposure, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the period in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of the gain or loss is reported in current period earnings immediately. The realized gains and losses are recorded in "Other income-net" in the statement of operations.

       The notional amount of foreign exchange contracts outstanding at March 31, 2001 was approximately $1,452,000 with a fair value of approximately $1,441,000. The fair value of the forward contracts is estimated based on quoted exchange rates at March 31, 2001. The effective or unrealized gain related to the outstanding contracts was $27,298 and the ineffective or realized loss was $38,220 at March 31, 2001. Also during the six months ended March 31, 2001, certain foreign currency contracts matured resulting in a total realized net gain of $98,458 of which $64,200 and $34,285 were recognized in the first and second quarters of fiscal 2001, respectively.

6. Worldwide Operations

       Revenue by geographic area for the three months ended March 31, 2001 and 2000 was 74% and 79% in the United States, 25% and 21% in Europe and 1% and 0% in Japan, respectively.

   Information regarding worldwide operations is as follows:

                                                             United
                                                             States       Europe        Japan     Eliminations         Total
                                                             ------       ------        -----     ------------         -----
March 31, 2001, and for the quarter then ended:
 Revenue to unaffiliated customers................        $11,189       $3,744         $  86          $    --        $15,019
 Intercompany transfers...........................          1,344           --            --           (1,344)            --
                                                          -------       ------         -----          -------        -------
  Net revenue.....................................         12,533        3,744            86           (1,344)        15,019
 Operating income (loss)..........................         (1,739)         577          (177)              --         (1,339)
 Long-lived assets................................          5,232          801            --             (209)         5,824

March 31, 2000, and for the quarter then ended:
 Revenue to unaffiliated customers................        $10,277       $2,765         $  --          $    --        $13,042
 Intercompany transfers...........................            956           --            --             (956)            --
                                                          -------       ------                        -------        -------
  Net revenue.....................................         11,233        2,765            --             (956)        13,042
 Operating income (loss)..........................           (613)         275            --               --           (338)
 Long-lived assets................................          4,183          421            --             (114)         4,490

  Revenue by geographic area for the six months ended March 31, 2001 and 2000 was 72% and 79% in the United States, 27% and 21% in Europe and 1% and 0% in Japan, respectively.

Information regarding worldwide operations is as follows:

                                                             United
                                                             States       Europe        Japan     Eliminations         Total
                                                             ------       ------        -----     ------------         -----
March 31, 2001, and for the six months then ended:
 Revenue to unaffiliated customers..................       $21,160       $7,956         $ 198          $    --       $29,314
 Intercompany transfers.............................         3,024           --            --           (3,024)           --
                                                           -------       ------         -----          -------       -------
  Net revenue.......................................        24,184        7,956           198           (3,024)       29,314
 Operating income (loss)............................        (2,532)       1,491          (219)              --        (1,260)
 Long-lived assets..................................         5,232          801            --             (209)        5,824

March  31, 2000 and for the six months then ended:
 Revenue to unaffiliated customers..................       $20,253       $5,405         $  --          $    --       $25,658
 Intercompany transfers.............................         1,913           --            --           (1,913)           --
                                                           -------       ------                        -------       -------
  Net revenue.......................................        22,166        5,405            --           (1,913)       25,658
 Operating income (loss)............................        (1,777)         508            --               --        (1,269)
 Long-lived assets..................................         4,183          421            --             (114)        4,490


7. New Accounting Pronouncements

       The SEC issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Based on the SEC's timeline, the Company will be required to comply with the guidelines in the fourth quarter of fiscal year 2001. The Company does not believe the adoption of this SAB will have a material impact on the Company's financial position, results of operations or cash flows.

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

     To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is recognized according to the criteria of SOP 97-2, as amended. License revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and when collection of the resulting receivable is probable. Allowances for credit risks and for estimated future returns are provided upon shipment. Returns to date have not been material. Service and maintenance revenue consists of fees that are charged separately from the product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically 12 months. Service revenue consists of training and consulting services and, when appropriate, is recognized utilizing the percentage of completion revenue recognition method. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statements of Position 97-2, as amended, and 98-9, relating to Software Revenue Recognition.

     The Company markets its products primarily through its direct sales force and, to a lesser extent, through the Internet and an indirect channel consisting of original-equipment-manufacturers, value added resellers, dealers and distributors. The Company's direct sales force consists of an inside telesales group that focuses on smaller orders ($50,000 or less), and an outside sales force that focuses on larger site licenses. The Company makes all of its products available for sale and distribution over the Internet. Revenue through this channel has not been significant to date, and there can be no assurance that the Company will be successful in marketing its products through this channel.

     International revenue accounted for approximately 24%, 24% and 28% of total revenue in fiscal 1999, 2000 and the six months ended March 31, 2001, respectively. Since 1996, the Company has expanded its European operations with distribution channels in the United Kingdom, Germany, France, Italy and the Benelux countries. In 2000, the Company established offices in Japan and Hong Kong. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. International revenue has increased during the current period as a result of the management reorganization and the addition of sales personnel during fiscal 2000, which allowed for the successful execution of Europe's revenue growth strategy. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.

     The majority of the Company's international revenue is generated by the Company's European subsidiaries. To date, other than revenue generated by the Company's European subsidiaries, the Company's international revenue has been denominated in United States dollars. The Company has entered into forward foreign exchange contracts to reduce certain risks associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Risk Factors Related To Our Business - Doing business outside the United States involves numerous factors that could negatively affect our financial results."

The Rogue Wave Solution and Strategy

     During fiscal 2000, the Company determined that certain of its primary products had reached a maturity phase due to rapid technological developments coupled with the introduction of new products by competitors. The Company identified a need to reposition itself in the marketplace and, therefore, developed a new comprehensive business strategy to aggressively address this evolving environment. The Company is focusing on furthering its traditional core C++ component technology, while developing new products that provide customers with an "end-to-end pervasive computing solution".

Rogue Wave(R) SourcePro(TM) C++ Product Launch

     Effective May 1, 2001, in conjunction with a continued transition to its new business strategy, Rogue Wave announced the launch of the SourcePro C++ product line, reflecting a substantive alteration to the Company's core products business model. The SourcePro C++ products, which integrate the majority of formerly offered Rogue Wave C++ component technology as well as adding features not previously available, are designed to provide more comprehensive solutions while optimizing the use of the Company's core C++ products. SourcePro C++ is comprised of four products: SourcePro Core, SourcePro DB, SourcePro Net and SourcePro Analysis. Pricing of the SourcePro C++ products is based on a customer value model, which considers scope of deployment, including operating systems, in contrast to the historically employed "license per developer" approach. Overall, the new model allows customers greater flexibility in their utilization of the Company's products. Adoption of the new core business model, including the transition to the new SourcePro C++ product line, is not expected to have an adverse impact on the Company's business, financial condition or results of operations.

Large Scale Object Solutions ("LSOS")

     As a further step in the execution of its new corporate strategy, Rogue Wave is pursuing the expansion of its "Solutions Business", primarily through the development of LSOS. In general, LSOS is the underlying architecture, or components, upon which large-scale software applications are built, allowing for the integration of object technology with relational data stores, directly solving the technical problems posed by complex business systems. Additionally, LSOS provides a number of database services, including transaction history tracking as well as ad hoc query and roll back capacities, often commonly required to process significant volumes of transactions.

     While the technology is considered a natural extension of the Company's object oriented core competencies that can be applied horizontally across many industries, Rogue Wave is initially targeting the high-end financial applications market and has secured a significant contract with a major financial institution. This contract is expected to be successfully completed during the fourth quarter of fiscal 2001, providing the foundation for further expansion of this business.

Stingray Restructuring

     In early May 2001, as part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company reorganized its Stingray business unit. The restructuring is designed to integrate certain operations of the Stingray division with other corporate functions, resulting in estimated annual cost savings of, at a minimum, $2.3 million. As part of this reorganization, during the three months ended June 30, 2001, the Company expects to recognize a restructuring charge ranging from $300,000 to $500,000, related primarily to severance costs associated with the resulting termination of approximately 27 employees as well as certain contract termination fees. The Stingray products, which primarily consist of development tools for Windows Programmers, will continue to be sold and supported by the Company.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain line items in the Company's Condensed Consolidated Statements of Operations.

                                                                                   Percentage of Total Net Revenue
                                                                          ---------------------------------------------------
                                                                            Three months ended             Six months ended
                                                                                March 31,                      March 31,
                                                                          -----------------------      ---------------------
                                                                             2000         2001            2000        2001
Revenue:
 License revenue..................................................            54%          51%             54%         49%
 Service and maintenance revenue..................................            46           49              46          51
                                                                             ----         ----            ----        ----
   Total revenue..................................................           100          100             100         100
                                                                             ----         ----            ----        ----
Cost of revenue:
 Cost of license revenue..........................................             3            1               3           2
 Cost of service and maintenance revenue..........................            15           24              15          22
                                                                             ----         ----            ----        ----
   Total cost of revenue..........................................            18           25              18          24
                                                                             ----         ----            ----        ----
   Gross profit                                                               82           75              82          76
                                                                             ----         ----            ----        ----
Operating expenses:
 Product development..............................................            27           25              28          26
 Sales and marketing..............................................            44           44              44          43
 General and administrative.......................................            11           11              11          10
 Restructuring, severance and goodwill amortization...............             3            4               4           2
                                                                             ----         ----            ----        ----
    Total operating expenses.......................................           85           84              87          81
                                                                             ----         ----            ----        ----
    Loss from operations...........................................           (3)          (9)             (5)         (5)
Other income, net.................................................             3            2               3           3
                                                                             ----         ----            ----        ----
    Loss before income taxes.......................................            -           (7)             (2)         (2)
Income tax expense (benefit)......................................             1           (3)              -          (1)
                                                                             ----         ----            ----        ----
    Net loss.......................................................           (1)%         (4)%            (2)%        (1)%
                                                                             ====         ====            ====        ====

Revenue

     Total revenue for the three and six months ended March 31, 2001 was $15.0 million and $29.3 million, respectively, versus $13.0 million and $25.7 million for the three and six months ended March 31, 2000, representing an increase of 15% and 14%, respectively. License revenue for the three and six months ended March 31, 2001 was $7.7 million and $14.5 million, respectively, versus $7.0 million and $13.8 million for the three and six months ended March 31, 2000, respectively, representing an increase of 10% and 5%, respectively. Although license revenue increased during the three and six months ended March 31, 2001, the number of licenses sold to existing and new customers decreased by approximately 39% and 36%, respectively, during such periods when compared to the same periods in fiscal 2000. These decreases were offset by increases in license revenue from cross platform deployment rights sales.

     Service and maintenance revenue for the three and six months ended March 31, 2001 was $7.3 million and $14.8 million, respectively, versus $6.0 million and $11.8 million, respectively, for the three and six months ended March 31, 2000, respectively, representing an increase of 22% and 25%, respectively. The increases in service and maintenance revenue were primarily attributable to increased sales volume of the Company's support and maintenance services related to the Company's core products as well as two new customized software consulting contracts totaling $5.2 million of which $1.6 million and $3.7 million were recognized during the three and six months ended March 31, 2001, respectively.

Cost of Revenue

     Cost of license revenue consists primarily of amortization of purchased software, materials, packaging and freight expense. Cost of license revenue for the three months and six months ended March 31, 2001 was $220,000 and $479,000, respectively, versus $364,000 and $808,000 for the three and six months ended March 31, 2000, respectively, representing a decrease of 40% and 41%, respectively. The decrease in cost of license revenue during the three and six months ended March 31, 2001 is primarily the result of a decrease in the number of manuals produced due to a decline in new product offerings as well as a decrease in purchased software amortization. The Company expects that the cost of license revenue as a percentage of total revenue will decrease in fiscal 2001.

     Cost of service and maintenance revenue consists primarily of personnel-related and facilities costs incurred in providing customer support and training services as well as third party costs incurred in providing training and consulting services. Cost of service and maintenance revenue for the three and six months ended March 31, 2001 was $3.5 million and $6.5 million, respectively, versus $2.0 million and $3.9 million, respectively, for the three and six months ended March 31, 2000, respectively, representing an increase of 77% and 64%, respectively. The increases in the three and six months ended March 31, 2001 cost of service and maintenance revenue was due primarily to additional product support personnel, an increase in the utilization of third-party consulting services and the additional costs associated with two new customized software consulting contracts. The Company expects that the cost of such revenue will increase as a percentage of total revenue in fiscal 2001.

Operating Expenses

     Product development expenses for the three and six months ended March 31, 2001 were $3.7 million and $7.5 million, respectively, versus $3.5 million and $7.2 million for the three and six months ended March 31, 2000, representing an increase of 7% and 5%, respectively. As a percent of revenue, product and development expense for the three and six months ended March 31, 2001 was 25% and 26%, respectively, as compared to 27% and 28%, respectively, for the three and six months ended March 31, 2000, respectively. The decrease in product development expenses as a percentage of revenue is due primarily to the slower growth of development relative to the growth in revenue. While the Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will continue to increase, the Company does not believe such expenses will increase as a percentage of total revenue for fiscal 2001.

     Sales and marketing expenses for the three and six months ended March 31, 2001 were $6.5 million and $12.6 million, respectively, versus $5.8 million and $11.4 million for the three and six months ended March 31, 2000, respectively, representing an increase of 13% and 11%, respectively. As a percentage of total revenue, sales and marketing expenses were 44% and 43%, respectively, for the three and six months ended March 31, 2001 and 44% for both the three and six months ended March 31, 2000. The current fiscal year increases in sales and marketing expense reflect the hiring of additional sales and marketing personnel and related costs as well as increased costs associated with expanded promotional activities. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue for fiscal 2001.

     General and administrative expenses for the three months and six months ended March 31, 2001 were $1.7 million and $2.9 million, respectively, as compared to $1.4 million and $2.7 million, for the prior year respective periods. Overall, general and administrative expenses increased due to higher levels of staffing, investment in infrastructure and associated expenses necessary to maintain and support the Company's growing operations. However, the increase in general and administrative expenses during the six months ended March 31, 2001, when compared to the same period in the prior fiscal year, was mitigated, in part, as a result of a decrease of $575,000 in certain reserves following the resolution of various potential employment and product distribution contract issues. Although the Company believes that its general and administrative expenses will increase in absolute dollars, such expenses are not expected to vary significantly as a percentage of total revenue for fiscal 2001.

     Restructuring and severance expenses totaling approximately $640,000 were recognized during the three months ended March 31, 2001. Following a March 2001 decision to discontinue the Fornova project, the Company recognized a restructuring charge of approximately $447,100. Fornova, a venture focused on developing internet information exchange technology for the business to business market, had been pursuing obtaining third party expansion capital with an initial investment commitment of $2 million from the Company. As a result of the overall softening of the US economy, coupled with the slowing of third party investment in such ventures, the project was abandoned with the termination of 12 employees. The Company had recognized expenses of approximately $720,100 and $793,000 associated with the Fornova project during the first and second quarters of fiscal 2001, respectively. Additionally, in conjunction with the Company's transition to its new business model, during the second fiscal quarter ended March 31, 2001, certain executive severance costs totaling approximately $192,500 were recognized.

     As a result of the obsolescing of the Nouveau product line, which was acquired through the acquisition of NobleNet in March 1999, the Company recorded an impairment charge at September 30, 2000 to write off the remaining goodwill related to the NobleNet accession. Therefore, no goodwill amortization expense related to this investment was recognized during the three and six month periods ended March 31, 2001.

Other Income, Net

     Other income for the three and six months ended March 31, 2001 and March 31, 2000 primarily consists of interest income on the Company's cash, cash equivalents and short-term investments. The decrease in other income of 6% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, is primarily due to a decrease in interest rates during the current fiscal quarter as compared to the same fiscal quarter last year. The increase in interest income during the six months ended March 31, 2001, as compared to the same period in the prior fiscal year, was primarily due to positive impact of higher interest rates as well as the recognized gain of $73,895 on foreign exchange forward contracts in the first quarter of fiscal 2001. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Income Tax Expense (Benefit)

     Income taxes are provided on an interim basis at the expected tax rate for the year. The provision for income taxes for the three and six month periods ended March 31, 2001, is based on an estimated annual effective tax rate of 35%, which is applied to the income (loss) before income taxes and includes federal, state and foreign income taxes.

Liquidity and Capital Resources

          The decrease in cash flows from operations during the six months ended March 31, 2001 compared to the six months ended March 31, 2000, was primarily due to an increase of $2.1 million in accounts receivable resulting primarily from the difference in the timing of the sale of products completed during the comparable six month period.

     The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. During the six months ended March 31, 2001, net cash used in investing activities was $6.6 million, which included the purchase of short-term investments of $5.4 million. Short-term investments primarily consist of commercial paper with original maturities of 180 days or less, which are held as securities available for sale.

     The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Factors That May Affect Future Results - Risks Related To Our Business."

Factors That May Affect Future Results - Risks Related To Our Business

     In evaluating the Company's business, investors should carefully consider the following factors in addition to the other information presented in this report.

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

     One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition or the market price of our common stock.

Our operating results in one or more future periods may fluctuate significantly and could cause our stock price to be volatile.

     We generally ship orders as received, which means that quarterly revenue and operating results depend substantially on the volume and timing of orders we receive during the quarter. Sales volume is difficult to forecast due to a number of reasons, many of which are outside our control. Such reasons include:

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

     We base operating expenses on anticipated revenue trends and a high percentage of these expenses are relatively fixed. As a result, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter to quarter and could lead to significant losses. Accordingly, operating results and growth rates for any particular quarter or other fiscal period may not be indicative of future operating results. Furthermore, fluctuations in our quarterly operating results may result in volatility in the price of our common stock in the future.

Our failure to manage planned growth could adversely affect our ability to increase revenue.

     Our business has evolved significantly in recent years, placing a strain on our management systems and resources. To manage future growth, we must continue to improve our financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage our employee work force. If we fail to manage our growth effectively, our business, financial condition and results of operations could be materially and adversely affected.

Failure to attract and retain key employees will adversely affect our business.

     Our business is highly dependent on the ability of our management team to work effectively to meet the demands of our anticipated growth. Several members of our senior management, including our Chief Executive Officer, Chief Technical Officer, Executive Vice President World Wide Sales, and Managing Director of Europe have been employed by us for a relatively short period of time. These individuals have not previously worked together as a management team. The failure of our management team to work together effectively could prevent efficient decision-making by our executive team, affecting product development and sales and marketing efforts, which would negatively impact our operating results.

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

     We frequently evaluate strategic opportunities available to us and may in the future pursue additional acquisitions of complementary technologies, products or businesses. Future acquisitions of complementary technologies, products or businesses will result in the diversion of management's attention from the day-to-day operations of our business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in a dilutive issuance of equity securities, the incurrence of debt, and amortization expenses related to goodwill and other intangible assets. Our failure to successfully manage future acquisitions may have a material adverse effect on our business and financial results.

Doing business outside the United States involves numerous factors that could negatively affect our financial results.

     A significant portion of our revenue is derived from international sources. To service the needs of these customers, we must provide worldwide product support services. We have expanded, and intend to continue expanding, our international operations and plan to enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

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

     Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (1) be time consuming to defend, (2) result in costly litigation, (3) divert management's attention and resources, (4) cause product shipment delays or (5) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

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

     Our product lines are designed for use in object-oriented software application development, specifically the C++, Visual C++/MFC language. To date, a substantial majority of our revenue has been attributable to sales of products and related maintenance and consulting services related to C++ programming and development. We believe that, while the market for object-oriented technology is maturing, optimization of the C++ solutions through realignment of products and services coupled with the pursuit of unsaturated markets in Asia, Europe and Latin America, will serve to enhance future revenue. However, object-oriented programming languages are very complex and the number of software developers using them is relatively small compared to the number of developers using other software development technology. Our financial performance will depend in part upon continued growth in object-oriented technology and markets and the development of standards that our products address. There can be no assurance that the market will continue to grow or that we will be able to respond effectively to the evolving requirements of the market.

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

     Software applications can also be developed using software parts and programming tools in environments other than C++. Indirect competitors with such offerings include Microsoft (with its ActiveX technology), Borland, Oracle and Powersoft (a subsidiary of Sybase). Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than we do. In addition, several database vendors, such as Informix, Oracle and Sybase are increasingly developing robust software parts for inclusion with their database products and may begin to compete with us in the future. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like our current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than we do. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than us.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on cash, cash equivalents and short-term investments.

     As of March 31, 2001, short-term investments of $17.1 million were held available for sale with maturities of less than 180 days. Short-term investments consist primarily of high credit and highly liquid corporate commercial paper and money market funds. A substantial change in overall interest rates would not have a material affect on the financial position of the Company.

     Exposure to variability in foreign currency exchange rates is managed primarily through the use of cash flow hedges. See Note 5 of Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II  - OTHER INFORMATION

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three months ended March 31, 2001.

EXHIBIT NUMBER                   DESCRIPTION OF DOCUMENT
--------------                   -----------------------
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

10.9 Separation & Release Agreement between Registrant and Robert Holburn, dated January 3, 2000.

10.10 Separation & Release Agreement between Registrant and Michael Foreman, dated May 1, 2000.

10.11 Separation & Release Agreement between Registrant and Harold Julsen, dated December 6, 2000.

10.12     1997 Equity Incentive Plan, as amended on January 18, 2001.

_____________
  (1) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, as amended (No. 333 -13517)

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

  (8) Filed as an Exhibit to the Registrant's proxy statement on Schedule 14A & filed on December 10, 1998.

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


                                   ROGUE WAVE SOFTWARE, INC.
                                   (Registrant)



Date: May 9, 2001                  /s/ Merle A.Waterman
                                   ----------------------------------------
                                   MERLE A. WATERMAN
                                   CHIEF FINANCIAL OFFICER