Form 10-Q
period 2001-06-30
ROGUE WAVE SOFTWARE INC /OR/
filed 2001-08-13
CIK 1023184

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X    NO ____
                                         -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at  July 31, 2001
Common Stock, $0.001 par value                             11,088,933

                           ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                     INDEX


                                                                               Page No.
                                                                               --------
PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at September 30, 2000
          and June 30, 2001.......................................................   3

          Condensed Consolidated Statements of Operations and Other Comprehensive
          Income (Loss) for the Three and Nine Months Ended June 30, 2000 and
          2001....................................................................   4

          Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended June 30, 2000 and 2001.....................................   5

          Notes to Condensed Consolidated Financial Statements....................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................................  12

          Factors That May Affect Future Results..................................  18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............  23

SIGNATURES........................................................................  24

PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements


                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                       September 30,           June 30,
                                                                           2000                 2001
                                                                     ---------------       --------------
                                                                                            (unaudited)
                         ASSETS

Current assets:
   Cash and cash equivalents.........................................        $21,823              $11,792
   Short-term investments............................................         11,703               17,206
   Accounts receivable, net..........................................         12,101               16,617
   Prepaid expenses and other current assets.........................          1,499                1,443
   Deferred income taxes.............................................          1,603                1,776
                                                                             -------              -------
   Total current assets..............................................         48,729               48,834

Equipment, net.......................................................          5,208                5,159
Intangibles, net.....................................................            822                  373
Other assets, net....................................................            860                  544
                                                                             -------              -------
   Total assets......................................................        $55,619              $54,910
                                                                             =======              =======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..................................................        $   880              $   201
   Accrued expenses..................................................          5,746                5,882
   Deferred revenue..................................................         11,700               12,147
                                                                             -------              -------
   Total current liabilities.........................................         18,326               18,230

Stockholders' equity:
   Common stock......................................................             11                   11
   Additional paid-in capital........................................         40,801               41,212
   Accumulated deficit...............................................         (3,419)              (3,902)
   Accumulated other comprehensive loss..............................           (100)                (641)
                                                                             -------              -------
   Total stockholders' equity........................................         37,293               36,680
                                                                             -------              -------
   Total liabilities and stockholders' equity........................        $55,619              $54,910
                                                                             =======              =======


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                                     (LOSS)

                (in thousands, except per share data, unaudited)

                                                                        Three months ended              Nine months ended
                                                                             June 30,                       June 30,
                                                                      ---------------------------  --------------------------
                                                                           2000          2001           2000           2001
                                                                         -------       -------        -------        -------
Revenue:
 License revenue..................................................      $ 8,023       $ 8,020        $21,848        $22,489
 Service and maintenance revenue..................................        6,038         6,625         17,871         21,470
                                                                        -------       -------        -------        -------
   Total revenue..................................................       14,061        14,645         39,719         43,959
                                                                        -------       -------        -------        -------
Cost of revenue:
 Cost of license revenue..........................................          541           234          1,349            713
 Cost of service and maintenance revenue..........................        2,083         3,048          6,008          9,500
                                                                        -------       -------        -------        -------
   Total cost of revenue..........................................        2,624         3,282          7,357         10,213
                                                                        -------       -------        -------        -------
   Gross profit...................................................       11,437        11,363         32,362         33,746
                                                                        -------       -------        -------        -------
Operating expenses:
 Product development..............................................        3,598         3,258         10,755         10,790
 Sales and marketing..............................................        6,072         6,410         17,425         19,020
 General and administrative.......................................        1,336         1,667          4,065          4,528
 Restructuring, severance and goodwill amortization...............          354           596          1,309          1,236
                                                                        -------       -------        -------        -------
   Total operating expenses.......................................       11,360        11,931         33,554         35,574
                                                                        -------       -------        -------        -------
   Income (loss) from operations..................................           77          (568)        (1,192)        (1,828)
Other income, net.................................................          551           364          1,242          1,179
                                                                        -------       -------        -------        -------
   Income (loss) before income taxes..............................          628          (204)            50           (649)
Income tax expense (benefit)......................................          362           (12)           403           (169)
                                                                        -------       -------        -------        -------
   Net income (loss)..............................................      $   266       $  (192)       $  (353)       $  (480)
                                                                        =======       =======        =======        =======

Basic and diluted income (loss) per share.........................        $0.02        $(0.02)        $(0.03)        $(0.04)
                                                                        =======       =======        =======        =======

Shares used in basic per share calculation........................       10,686        10,996         10,465         10,958
Shares used in diluted per share calculation......................       10,827        10,996         10,465         10,958
                                                                        =======       =======        =======        =======
   Net income (loss)..............................................      $   266       $  (192)       $  (353)       $  (480)

Other comprehensive income (loss):
 Foreign currency translation losses..............................          (77)         (127)          (261)          (541)
                                                                        -------       -------        -------        -------
   Total other comprehensive income (loss)........................      $   189       $  (319)       $  (614)       $(1,021)
                                                                        =======       =======        =======        =======

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (in thousands, unaudited)


                                                                                         Nine Months
                                                                                            Ended
                                                                                           June  30,
                                                                                    ----------------------
                                                                                       2000          2001
                                                                                     -------      --------
Cash flows from operating activities:
   Net loss....................................................................      $  (353)     $   (480)
   Adjustments to reconcile net loss to net cash from (used in) operating activities:
      Depreciation and amortization............................................        3,569         2,709
      Loss on disposal of assets...............................................           --            77
      Changes in assets and liabilities:
        Accounts receivable....................................................         (270)       (4,516)
        Prepaid expenses and other current assets..............................          338            56
        Deferred income taxes..................................................          (16)         (173)
        Other noncurrent assets................................................          321           276
        Accounts payable and accrued expenses..................................          811          (543)
        Deferred revenue.......................................................          290           447
                                                                                     -------      --------
          Net cash from (used in) operating activities.........................        4,690        (2,147)
                                                                                     -------      --------
Cash flows from investing activities:
   Short-term investments......................................................       (2,499)       (5,503)
   Equipment acquisitions......................................................       (1,861)       (2,251)
                                                                                     -------      --------
          Net cash used in investing activities................................       (4,360)       (7,754)
                                                                                     -------      --------
Cash flows from financing activities:
   Payments on debt and capital lease obligations..............................           (4)           --
   Proceeds from exercise of stock options.....................................        4,772             3
   Proceeds from Employee Stock Purchase Plan..................................          260           408
                                                                                     -------      --------
          Net cash from financing activities...................................        5,028           411
                                                                                     -------      --------
Effect of exchange rate changes on cash and cash equivalents...................         (261)         (541)
                                                                                     -------      --------
          Net change in cash and cash equivalents..............................        5,097       (10,031)
Cash and cash equivalents at beginning of period...............................       13,875        21,823
                                                                                     -------      --------
Cash and cash equivalents at end of period.....................................      $18,972      $ 11,792
                                                                                     =======      ========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           ROGUE WAVE SOFTWARE, INC.
                                    NOTES TO
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of Presentation

          The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto (the "Consolidated Financial Statements") for the year ended September 30, 2000, included in the Company's annual report on Form 10-K. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the year ending September 30, 2001.

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

3.   Basic and Diluted Earnings (Loss) Per Share

          Basic earnings (loss) per share for the three and nine months ended June 30, 2001 and 2000 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method unless the impact is anti-dilutive. The difference between basic earnings per share and diluted earnings per share is due to the effect of outstanding stock options. For the three months ended June 30, 2000, the dilutive effect of outstanding options was 140,471. As a result of the net loss incurred for the three months ended June 30, 2001 and the nine months ended June 30, 2000 and 2001, all options are anti-dilutive and, accordingly, the number of shares used in computing the basic and diluted shares is the same. For the nine months ended June 30, 2000 and the three months and nine months ended June 30, 2001, the number of outstanding options excluded from the calculation because of their anti-dilutive effect was 100,078, 62,916, and 63,795, respectively.

  Calculation of basic and diluted income (loss) per share is as follows (in thousands, except per share amounts):

                                                                      Three months ended              Nine months ended
                                                                             June 30,                        June 30,
                                                               --------------------------------------------------------------
                                                                      2000           2001            2000            2001
                                                                     -------       -------         -------         -------
Numerator:
 Net income (loss).........................................        $   266        $  (192)        $  (353)        $  (480)
                                                                   =======        =======         =======         =======
Denominator:
 Historical common shares outstanding for basic and
  diluted income (loss) per share at beginning of period...         10,677         10,996          10,117          10,909

 Weighted average number of common equivalent shares
  issued during the period.................................              9             --             348              49
                                                                   -------        -------         -------         -------
 Denominator for basic and diluted income (loss) per share
  -  weighted average shares...............................         10,686         10,996          10,465          10,958
                                                                   =======        =======         =======         =======
 Incremental common shares attributable to shares issuable
  under equity incentive plans (Treasury Stock Method).....            141             --              --              --
                                                                   -------        -------         -------         -------
 Denominator for diluted net income (loss) per share -
  weighted average shares..................................         10,827         10,996          10,465          10,958
                                                                   =======        =======         =======         =======

 Basic and diluted earnings (loss) per share...............          $0.02        $ (0.02)         $(0.03)         $(0.04)
                                                                   =======        =======         =======         =======

4.   Restructuring and Severance

     Stingray

          In early May 2001, as part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit. The restructuring is designed to integrate certain operations of the Stingray division with other corporate functions, resulting in estimated annual cost savings of $2.9 million. As part of this restructuring, during the three months ended June 30, 2001, the Company recognized a restructuring charge of $621,250, related primarily to severance costs associated with the termination of 27 employees as well as certain lease exit fees. The Stingray products, which primarily consist of development tools for Windows Programmers, will continue to be sold and supported by the Company. The following table summarizes restructuring costs by primary component and related reserve at June 30, 2001. The remaining restructuring costs of $278,317 at June 30, 2001 are expected to be paid by December 31, 2001.

                                            Employee
                                          Severance &
                                            Related         Lease Exit        Other             Total
                                        --------------------------------------------------------------------
Stingray restructuring estimate at
 May 31, 2001........................      $ 432,000         $154,250       $ 35,000           $ 621,250
Cash payments........................       (313,933)              --        (29,000)           (342,933)
                                           ---------         --------       --------           ---------
Balance at June 30, 2001............       $ 118,067         $154,250       $  6,000           $ 278,317
                                           =========         ========       ========           =========

  Fornova

          Following a decision to discontinue the Fornova project, the Company recognized a restructuring charge of approximately $447,100 during March 2001. Fornova, a venture focused on developing internet information exchange technology for the business to business market, had been pursuing obtaining third party expansion capital with an initial investment commitment of $2 million from the Company. As a result of the overall softening of the U.S. economy, coupled with the slowing of third party investment in such ventures, the project was abandoned with the termination of 12 employees. In the third fiscal quarter of 2001, the Company revised its estimate of the initial restructuring costs by $194,859, as a result of the successful renegotiation of certain contract termination fees as well as the finalization of severance costs.

          The following table summarizes restructuring costs by primary component and related reserve at June 30, 2001. The remaining restructuring costs of $92,554 at June 30, 2001 are expected to be paid in the three months ending September 30, 2001.

                                                    Contract       Employee
                                                Termination Fees   Severance         Other          Total
                                               ----------------------------------------------------------------
Fornova restructuring estimate at
 March 31, 2001...........................         $ 304,900       $ 133,400       $  8,800       $ 447,100
Cash payments.............................           (38,627)       (103,458)       (17,602)       (159,687)
Adjustments for revised estimates.........          (174,519)        (29,942)         9,602        (194,859)
                                                   ---------       ---------       --------       ---------
Balance at June 30, 2001..................         $  91,754       $      --       $    800       $  92,554
                                                   =========       =========       ========       =========

          The Company recognized expenses of approximately $720,100, $793,000 and $88,743 of product development costs associated with the Fornova project during the first, second, and third quarters of fiscal 2001, respectively.

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

          The notional amount of foreign exchange contracts outstanding at June 30, 2001 was $1,792,618 with a fair value of $1,728,108. The fair value of the forward contracts is estimated based on quoted exchange rates at June 30, 2001. The effective or unrealized gain related to the outstanding contracts was $36,320 and the ineffective or realized gain was $28,191 at June 30, 2001. Also during the nine months ended June 30, 2001, certain foreign currency contracts matured resulting in a total realized net gain of $48,294 of which a net gain of $64,200 and $34,285 were recognized in the first and second quarters of fiscal 2001, respectively, and a net loss of $50,191 was recognized in the third quarter of fiscal 2001.

6.   Worldwide Operations

          Revenue by geographic area for the three months ended June 30, 2000 and 2001 was 82% and 66% in the United States and 18% and 34% in Europe, respectively.

     Information regarding worldwide operations is as follows:

                                                        United
                                                        States         Europe         Japan         Eliminations        Total
                                                        ------         ------         -----         ------------        -----
June 30, 2000, and for the quarter then ended:
 Revenue to unaffiliated customers................        $11,532       $2,529         $ --            $    --         $14,061
 Intercompany transfers...........................            743           --           --               (743)             --
                                                          -------       ------         ----            -------         -------
  Net revenue.....................................         12,275        2,529           --               (743)         14,061
 Operating income (loss)..........................           (123)         252          (52)                --              77
 Long-lived assets................................          4,429          410           --               (114)          4,725

June 30, 2001, and for the quarter then ended:
 Revenue to unaffiliated customers................        $ 9,682       $4,902         $ 61            $    --         $14,645
 Intercompany transfers...........................          1,977           --           --             (1,977)             --
                                                          -------       ------         ----            -------         -------
  Net revenue.....................................         11,659        4,902           61             (1,977)         14,645
 Operating income (loss)..........................         (2,049)       1,535          (54)                --            (568)
 Long-lived assets................................          5,156          754            1               (208)          5,703

          Revenue by geographic area for the nine months ended June 30, 2000 and 2001 was 80% and 70% in the United States, 20% and 29% in Europe and 0% and 1% in Japan, respectively.

    Information regarding worldwide operations is as follows:

                                                        United
                                                          States       Europe         Japan        Eliminations         Total
                                                          ------       ------         -----        ------------         -----
June 30, 2000, and for the nine months then ended:
 Revenue to unaffiliated customers.................      $31,785       $ 7,934         $  --            $    --        $39,719
 Intercompany transfers............................        2,656            --            --             (2,656)            --
                                                         -------       -------         -----            -------        -------
  Net revenue......................................       34,441         7,934            --             (2,656)        39,719
 Operating income (loss)...........................       (1,900)          760           (52)                --         (1,192)
 Long-lived assets.................................        4,429           410            --               (114)         4,725

June  30, 2001 and for the nine months then ended:
 Revenue to unaffiliated customers.................      $30,842       $12,858         $ 259            $    --        $43,959
 Intercompany transfers............................        5,001            --            --             (5,001)            --
                                                         -------       -------         -----            -------        -------
  Net revenue......................................       35,843        12,858           259             (5,001)        43,959
 Operating income (loss)...........................       (4,581)        3,026          (273)                --         (1,828)
 Long-lived assets.................................        5,156           754             1               (208)         5,703

7.  New Accounting Pronouncements

          On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective January 1, 2002, goodwill will no longer be subject to amortization. Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position, results of operations or cashflows.

          The SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Based on the SEC's timeline, the Company will be required to comply with the guidelines in the fourth quarter of fiscal year 2001. The Company does not believe the adoption of this SAB will have an impact on the Company's financial position, results of operations or cash flows.

          In March 2000, the FASB issued interpretation No. 44, ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation", which clarifies the application of APB 25 for certain issues. The interpretation is effective July 1, 2000, except for the provisions that related to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which are effective after December 15, 1998. There was no impact from the adoption of this interpretation.

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

Overview

     Rogue Wave Software, Inc. was founded in 1989 to provide reusable software components for the development of object-oriented software applications. The Company is a leading provider of object-oriented software solutions, including component technology, upon which customers around the world build enterprise systems. The Company offers C++ components for building distributed enterprise, Intranet and Internet applications, which scale, honor legacy investments, and are highly customizable. Rogue Wave's products, which allow customers to build business software solutions in a more expeditious manner, are designed to be general purpose in nature, supporting both back-end and user interface development. The Company's products also provide customers with proven object-oriented frameworks and development services so that they can realize better performance, reliability and maintainability as well as apply the principles of software reuse in their own development efforts.

     Rogue Wave's products are marketed to information technology and information systems development managers, independent software vendors, value added resellers, original-equipment-manufacturers and professional programmers in all industry segments and in all geographic locations through direct sales and multiple distribution channels. The Company's products are designed to enable customers to construct robust applications quickly, with higher quality. They provide a common development foundation for various operating system platforms including Windows, Unix and OS/390. Cross platform foundation components both reduce complexity and speed the development process. All of Rogue Wave's components enable a company to efficiently migrate to additional platforms with minimal cost.

     To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and when collection of the resulting receivable is probable. Allowances for credit risk and for estimated future returns are provided upon shipment. Returns to date have not been material. Service and maintenance revenue consists of fees that are charged separately from the product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is typically 12 months. Service revenue consists of training and consulting services and, when appropriate, is recognized utilizing the percentage of completion revenue recognition method. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statements of Position 97-2, as amended, and 98-9, relating to Software Revenue Recognition.

     Historically, the Company has marketed its products primarily through its direct sales force and, to a lesser extent, through the Internet and an indirect channel consisting of original-equipment-manufacturers, value added resellers, dealers and distributors. The Company's direct sales force consists of an inside telesales group that focuses on smaller orders ($50,000 or less), and an outside sales force that focuses on larger site licenses. The Company makes all of its products available for sale and distribution over the Internet. Revenue through this channel has not been significant to date, and there can be no assurance that the Company will be successful in marketing its products through this channel.

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

Rogue Wave(R) SourcePro(TM) C++ Product Launch

     Effective May 1, 2001, in conjunction with a continued transition to its new business strategy, Rogue Wave announced the launch of the SourcePro C++ product line, reflecting a substantive alteration to the Company's core products business model. The SourcePro C++ products, which integrate the majority of formerly offered Rogue Wave C++ component technology as well as adding features not previously available, are designed to provide more comprehensive solutions while optimizing the use of the Company's core C++ products. SourcePro C++ is comprised of four products: SourcePro Core, SourcePro DB, SourcePro Net and SourcePro Analysis. Pricing of the SourcePro C++ products is based on a customer value model, which considers scope of deployment, including operating systems, in contrast to the historically employed "license per developer" approach. Overall, the new model allows customers greater flexibility in their utilization of the Company's products. Adoption of the new core business model, including the transition to the new SourcePro C++ product line, and pricing strategy is not expected to have an adverse impact on the Company's business, financial condition or results of operations.

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

     While the technology is considered a natural extension of the Company's object oriented core competencies that can be applied horizontally across many industries, Rogue Wave is initially targeting the high-end financial applications market and has secured a significant contract with a major financial institution. This contract is expected to be successfully completed during the first quarter of fiscal 2002, providing the foundation for further expansion of this business.

International Operations

     During 2000 and 2001, Rogue Wave has continued to solidify its worldwide presence. International revenue accounted for approximately 24%, 24% and 30% of total revenue in fiscal 1999, 2000 and the nine months ended June 30, 2001, respectively. Since 1996, the Company has expanded its European operations with distribution channels in the United Kingdom, Germany, France, Italy and the Benelux countries. In 2000, the Company established offices in Japan and Hong Kong. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. International revenue has increased during the current period as a result of the management reorganization and the addition of sales personnel during fiscal 2000, which allowed for the successful execution of Europe's revenue growth strategy. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.

     The majority of the Company's international revenue is generated by the Company's European subsidiaries. To date, other than revenue generated by the Company's European subsidiaries, the Company's international revenue has been denominated in United States dollars. The Company has entered into forward foreign exchange contracts to reduce certain risks associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results."

Results of Operations

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain line items in the Company's Condensed Consolidated Statements of Operations.

                                                                             Percentage of Total Net Revenue
                                                                     --------------------------------------------
                                                                      Three months ended      Nine months ended
                                                                            June 30,               June 30,
                                                                     --------------------    --------------------
                                                                        2000         2001      2000       2001
Revenue:
 License revenue..................................................        57%          55%       55%         51%
 Service and maintenance revenue..................................        43           45        45          49
                                                                        ----         ----      ----        ----
   Total revenue..................................................       100          100       100         100
                                                                        ----         ----      ----        ----
Cost of revenue:
 Cost of license revenue..........................................         4            2         4           2
 Cost of service and maintenance revenue..........................        15           21        15          22
                                                                        ----         ----      ----        ----
   Total cost of revenue..........................................        19           23        19          24
                                                                        ----         ----      ----        ----
   Gross profit...................................................        81           77        81          76
                                                                        ----         ----      ----        ----
Operating expenses:
 Product development..............................................        26           22        27          25
 Sales and marketing..............................................        43           44        44          43
 General and administrative.......................................        10           11        10          10
 Restructuring, severance and goodwill amortization...............         3            4         3           3
                                                                        ----         ----      ----        ----
   Total operating expenses.......................................        82           81        84          81
                                                                        ----         ----      ----        ----
   Income (loss) from operations..................................         1           (4)       (3)         (4)
Other income, net.................................................         4            3         3           3
                                                                        ----         ----      ----        ----
   Income (loss) before income taxes..............................         5           (1)        -          (1)
Income tax expense (benefit)......................................         3            -         1           -
                                                                        ----         ----      ----        ----
   Net income (loss)..............................................         2%         (1)%      (1)%        (1)%
                                                                        ====         ====      ====        ====


Revenue

     Total revenue for the three and nine months ended June 30, 2001 was $14.6 million and $44.0 million, respectively, versus $14.1 million and $39.7 million for the three and nine months ended June 30, 2000, respectively, representing an increase of 4% and 11%, respectively. License revenue remained flat during the current quarter at $8 million when compared to the same quarter last year. License revenue for the nine months ended June 30, 2001 was $22.5 million compared to $21.8 million for the nine months ended June 30, 2000, representing an increase of 3%. Although license revenue stayed the same for the three months ended June 30, 2001 and increased during the nine months ended June 30, 2001, as expected the number of licenses sold to existing and new customers decreased. This decrease is primarily due to the launch of the SourcePro C++ product line, which considers scope of deployment, in contrast to the historically employed "license per developer" approach. These decreases were offset by increases in license revenue from cross platform deployment rights sales.

     Service and maintenance revenue for the three and nine months ended June 30, 2001 was $6.6 million and $21.5 million, respectively, versus $6.0 million and $17.9 million for the three and nine months ended June 30, 2000, respectively, representing an increase of 10% and 20%, respectively. The increases in service and maintenance revenue were primarily attributable to increased sales volume of the

Company's support and maintenance services related to the Company's core products as well as two customized software consulting contracts totaling $5.2 million of which $798,000 and $4.5 million were recognized during the three and nine months ended June 30, 2001, respectively.

Cost of Revenue

     Cost of license revenue consists primarily of amortization of purchased software, materials, packaging and freight expense. Cost of license revenue for the three months and nine months ended June 30, 2001 was $234,000 and $713,000, respectively, versus $541,000 and $1.3 million for the three and nine months ended June 30, 2000, respectively, representing a decrease of 57% and 47%, respectively. The decrease in cost of license revenue during the three and nine months ended June 30, 2001 is primarily the result of a decrease in the number of manuals produced due to an increase in product offerings delivered through the Internet versus physically shipped as well as a decrease in purchased software amortization. The Company expects that the cost of license revenue as a percentage of total revenue will decrease in fiscal 2001.

     Cost of service and maintenance revenue consists primarily of personnel-related and facilities costs incurred in providing customer support and training services as well as third party costs incurred in providing training and consulting services. Cost of service and maintenance revenue for the three and nine months ended June 30, 2001 was $3.0 million and $9.5 million, respectively, versus $2.1 million and $6.0 million for the three and nine months ended June 30, 2000, respectively, representing an increase of 46% and 58%, respectively. The increases in the three and nine months ended June 30, 2001 cost of service and maintenance revenue was due primarily to additional product support personnel, an increase in the utilization of third-party consulting services and the additional costs associated with two significant customized software consulting contracts. The Company expects that the cost of such revenue will increase as a percentage of total revenue in fiscal 2001.

Operating Expenses

     Product development expenses for the three months ended June 30, 2001 and 2000 were $3.3 million and $3.6 million, respectively, representing a decrease of 9%. Product development expenses for the nine months ended June 30, 2001 remained flat at $10.8 million when compared to the same period last year. As a percent of revenue, product and development expense for the three and nine months ended June 30, 2001 was 22% and 25%, respectively, as compared to 26% and 27% for the three and nine months ended June 30, 2000, respectively. While the Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will continue to increase, the Company does not believe such expenses will increase as a percentage of total revenue for fiscal 2001.

     Sales and marketing expenses for the three and nine months ended June 30, 2001 were $6.4 million and $19.0 million, respectively, versus $6.1 million and $17.4 million for the three and nine months ended June 30, 2000, respectively, representing an increase of 6% and 9%, respectively. As a percentage of total revenue, sales and marketing expenses were 44% and 43%, respectively, for the three and nine months ended June 30, 2001 and 43% and 44% for the three and nine months ended June 30, 2000, respectively. The current fiscal year increases in sales and marketing expense reflect the hiring of additional sales and marketing personnel and related costs as well as increased costs associated with expanded promotional activities. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue for fiscal 2001.

     General and administrative expenses for the three months and nine months ended June 30, 2001 were $1.7 million and $4.5 million, respectively, as compared to $1.3 million and $4.1 million for the prior year respective periods. Overall, general and administrative expenses increased due to higher levels of staffing, investment in infrastructure and associated expenses necessary to maintain and support the Company's growing operations. However, the increase in general and administrative expenses during the nine months ended June 30, 2001, when compared to the same period in the prior fiscal year, was mitigated, in part, as a result of a decrease of $575,000 in certain reserves following the resolution of various potential employment and product distribution contract issues. Although the Company believes that its general and administrative expenses will increase in absolute dollars, such expenses are not expected to vary significantly as a percentage of total revenue for fiscal 2001.

     Restructuring, severance and goodwill expenses totaling approximately $596,000 were recognized during the three months ended June 30, 2001. During the three months ended June 30, 2001, as part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit. The restructuring is designed to integrate certain operations of the Stingray division with other corporate functions, resulting in estimated annual cost savings of $2.9 million. As part of this reorganization, during the three months ended June 30, 2001, the Company recognized a restructuring charge of $621,250, related primarily to severance costs associated with the resulting termination of 27 employees as well as lease exit costs. The Stingray products, which primarily consist of development tools for Windows Programmers, will continue to be sold and supported by the Company. See Note 4 of Notes to Condensed Consolidated Financial Statements.

     Following a decision to discontinue the Fornova project, the Company recognized a restructuring charge of approximately $447,100 during March 2001. Fornova, a venture focused on developing internet information exchange technology for the business to business market, had been pursuing obtaining third party expansion capital with an initial investment commitment of $2 million from the Company. As a result of the overall softening of the U.S. economy, coupled with the slowing of third party investment in such ventures, the project was abandoned with the termination of 12 employees. During the three months ended June 30, 2001, the Company revised its estimate of the initial restructuring costs by $194,859 as a result of the successful renegotiation of certain contract fees as well as the finalization of severance costs. The Company had recognized expenses of approximately $720,100, $793,000 and $88,743 of product development costs associated with the Fornova project during the first, second, and third quarters of fiscal 2001, respectively. See Note 4 of Notes to Condensed Consolidated Financial Statements.

Other Income, Net

     Other income for the three and nine months ended June 30, 2001 and June 30, 2000 primarily consists of interest income on the Company's cash, cash equivalents and short-term investments. The decrease in other income of 34% and 5% for the three and nine months ended June 30, 2001, compared to the three months and nine months ended June 30, 2000, is primarily due to a decrease in interest rates during the current fiscal quarter as compared to the same fiscal quarter last year. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Income Tax Expense (Benefit)

     Income taxes for the three and nine month periods ended June 30, 2001 are provided on an interim basis based on the expected tax rate for the year. The provision for income taxes for the three and nine month periods ended June 30, 2001, includes federal, state and foreign income taxes.

Liquidity and Capital Resources

     The decrease in cash flows from operations during the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000 was primarily due to an increase of $4.5 million in accounts receivable resulting primarily from the difference in the timing of the sale of products completed during the comparable nine month period.

     The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. During the nine months ended June 30, 2001, net cash used in investing activities was $7.8 million, which included the purchase of short-term investments of $5.5 million. Short-term investments primarily consist of commercial paper with original maturities of 180 days or less, which are held as securities available for sale.

     The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See "Factors That May Affect Future Results."

Factors That May Affect Future Results

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

Variability of our sales cycles make it difficult to forecast quarterly revenue and operating results, making it likely that period-to-period comparisons are not necessarily meaningful as an indicator of future results.

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

     As of June 30, 2001, short-term investments of $17.2 million were held available for sale with maturities of less than 365 days. Short-term investments consist primarily of high credit and highly liquid corporate commercial paper and money market funds. A substantial change in overall interest rates would not have a material affect on the financial position of the Company.

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


                         ROGUE WAVE SOFTWARE, INC.
                         (Registrant)



Date:  August 13, 2001   /s/ Merle A.Waterman
                         -----------------------------------------------------
                         MERLE A. WATERMAN
                         VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                         AND SECRETARY