Form 10-K
period 2001-09-30
ROGUE WAVE SOFTWARE INC /OR/
filed 2001-11-30
CIK 1023184

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the fiscal year ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  YES  X  NO ____
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of October 31, 2001, there were 11,090,239 shares of Common Stock outstanding, of which the Company holds 117,950 shares as Treasury Stock. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $28,919,730 based upon the closing price of the Common Stock on October 31, 2001 on the NASDAQ National Market System. Shares of Common Stock held by each officer, director and holder of five percent or more of the Common Stock outstanding as of October 31, 2001 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant's 2001 Annual Meeting of Stockholders to be held on January 17, 2002, are incorporated by reference in Part III of this Form 10-K.

                                   FORM 10-K

                                     INDEX

PART I.................................................................  Page 2
Item 1.    Business....................................................  Page 2
Item 2.    Properties..................................................  Page 13
Item 3.    Legal Proceedings...........................................  Page 13
Item 4.    Submission of Matters to a Vote of Security Holders.........  Page 14

PART II................................................................  Page 15
Item 5.    Market for the Registrant's Common Stock and Related
           Stockholder Matters.........................................  Page 15
Item 6.    Selected Consolidated Financial Data........................  Page 16
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  Page 18
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................  Page 23
Item 8.    Consolidated Financial Statements and Supplementary
           Data........................................................  Page 24
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  Page 24

PART III...............................................................  Page 25
Item 10.   Directors and Executive Officers of the Registrant..........  Page 25
Item 11.   Executive Compensation......................................  Page 25
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management..............................................  Page 25
Item 13.   Certain Relationships and Related Transactions..............  Page 25

PART IV................................................................  Page 26
Item 14.   Exhibits, Consolidated Financial Statements, Schedules
           and Reports on Form 8-K.....................................  Page 26

SIGNATURES.............................................................  Page 27

                                    PART I

ITEM 1. BUSINESS

         The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the captions "risk factors" and "management's discussion and analysis of financial condition and results of operations" as well as those discussed elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

        Rogue Wave Software Inc. ("Rogue Wave" or the "Company") was founded in 1989, and is a leading provider of object-oriented software technology. Customers around the world rely on Rogue Wave products to build comprehensive application solutions. Rogue Wave believes that application development efforts are most effective when businesses are able to concentrate on the domain specific application capabilities that enables them to differentiate themselves from their competitors. Rogue Wave offers proven software components and frameworks that enhance developer productivity for implementing common application functionality. The Company's software also handles the complex architectural issues key to successful application implementation, but which most often fall outside a company's in-house development expertise. Rogue Wave is committed to providing products and services that reduce the effort, time to market, and overall project risk associated with the development of comprehensive application solutions.

        The Company's products are marketed to information technology ("IT") development managers, independent software vendors ("ISV"), value-added resellers ("VAR"), original equipment manufacturers ("OEM") and professional programmers in all industry and geography segments. The Company's products are designed to enable customers to construct robust applications faster, with higher quality, and lower risk, resulting in significant cost savings. These products provide customers with greater independence from hardware platforms, operating systems and other vendor-specific dependencies.

        During fiscal 2001, Rogue Wave continued to solidify its worldwide presence. Since 1996, when the Company initially established a wholly-owned subsidiary in Germany, it has expanded its European operations with additional distribution channels in the United Kingdom, France, Italy and the Benelux Countries. Furthermore, during fiscal 2000, the Company established offices in Japan and Hong Kong. Rogue Wave has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels.

The Rogue Wave Premise

        Rogue Wave believes the pervasive problems faced by today's application development efforts include:

        . Rapid and frequent changing business requirements.
        . Difficulty in integrating new applications with numerous heterogeneous environments and technologies.
        . The large expense and challenge of maintaining the developer resources, necessary to keep pace with changing technology.
        . Development of complex architecture-level software in all its stages. . Technology driving business functionality, instead of the other way around, due to the high cost of changes to application logic, data schemas, and application programming interfaces ("API") in an inadequately designed or implemented application.

It is this set of pervasive issues that Rogue Wave seeks to address.

The Rogue Wave Strategy

         The Company's strategic objective is to provide technology and services that allow businesses to be as productive as possible when building software solutions to address their business objectives. Rogue Wave products provide the core integration and platform technology critical for customers to concentrate efforts on their business domain, with the security of knowing that critical underlying technology is safely handled. Using Rogue Wave products results in flexible solutions that are maintainable over time, and are extensible to meet new business needs.

         Rogue Wave believes the productivity and flexibility realized with skillfully designed and implemented object oriented software is at the core of achieving cost effective, large-scale application development. With Rogue Wave products and services, businesses can maintain their significant investments in existing technology, while taking advantage of the many benefits of object oriented design and development for new initiatives.

         The Company's history is rich in object oriented C++, the language of choice for the foundation of business critical applications. As the market leader, Rogue Wave will continue to develop new and compelling features for their products, reaffirming customer investment while developing successful partnerships in the process.

         Rogue Wave strives to create products that best match customer applications and underlying technologies. As a result, in addition to the Company's investment in C++, Rogue Wave has also made significant investments in Java and XML initiatives. The Company is committed to working with the early adopters of new technology, ensuring that the needs of customers drive product innovation, and has begun to make significant changes to improve the way internal development expertise is harnessed and directed at addressing high value customer needs. The Company launched a Technology Access Center ("TAC") on www.roguewave.com, enabling customers and prospects to view, test and provide
-----------------
feedback on new technologies that Rogue Wave has developed.

         In conjunction with developing and marketing object technology to its customers, Rogue Wave provides comprehensive consulting, educational, and support services to minimize the learning curve and provide expert assistance. Superior technology, coupled with Rogue Wave expertise, provide the mutual successes that are the foundation for lasting partnerships.

The Rogue Wave Business Model

         Dynamic business drivers, combined with evolving technology, have changed the buying practices of Rogue Wave customers. Historically, Rogue Wave sold its products directly to individual developers. Revenue was recognized through new developers who purchased Rogue Wave technology and were free to use that technology in multiple application initiatives.

         Changes in the marketplace have resulted in requirements for higher-order solutions. Customers are less interested in atomic components and more interested in technology suites and frameworks that handle a larger portion of their problem. Buying decisions have moved away from the individual developer and are now handled at the project, division, and enterprise levels. As such, Rogue Wave has changed how we offer our products, including how they are licensed.

         During fiscal 2000, Rogue Wave began migrating from concentrating on individual developer licenses to a business model centered on deployment of finished applications. In fiscal 2001, the Company moved to minimize the impact on long-term customers by maintaining existing licensing models for historical products while introducing the new license model for new customer contracts. This transition is expected to be complete in fiscal 2002.

         The Company's new business model has shifted from that of a sole technology supplier to one of a true partner with its customers, linking Rogue Wave success to its customers' success. Businesses have the ability to fully empower a project team with Rogue Wave technology, enhancing development initiatives with the services and support required to ensure success. In addition, customers can make clearer buying decisions when benefits are directly measurable against and favorable to project costs.

         Markets that were once limited by declining numbers of new-name developers are now expanding with new C++ application initiatives, increasing the number of C++ application deployments. Moreover, this business model promotes partnerships that foster mutual success and overall customer satisfaction, providing higher order solutions in anticipation of revenue more closely matching the value Rogue Wave delivers to its customers.

Products

         Rogue Wave products and services give development teams a head start on building applications that solve business problems, increasing their productivity and ability to deliver projects on schedule. The Company's products and services provide customers with the following benefits.

         Distributed Applications. Programmers that develop complicated large and distributed applications can use the Company's products to make their application work in concert, across systems and interfacing seamlessly.

         Scale to the Enterprise. Scalability and performance are great strengths of C++. The use of the Company's products helps programmers develop flexible, modular applications that can be more easily modified and refined.

         Honor Legacy Investments. The Company's components easily work with legacy systems, being either all or part of the solution. Rogue Wave honors legacy investments by recognizing that part of a customer's legacy investment is the training and skills it has invested in its employees. Rogue Wave leverages that investment by using standard languages such as C++ as well as the consistent use of design patterns and interfaces across its products.

         Highly Customizable. Rogue Wave products are written to provide developers with a high degree of flexibility, offering the ability to freely customize the components in their own specialized applications. Developers can select to use the standard API and avoid granular programming details, or can drill down to the native code if necessary.

         Multi-platform Support. Most of the Company's products are cross-platform and the database products can be used with a wide variety of databases. This flexibility allows programmers to develop applications with minimal regard to the environments in which they will be deployed. Businesses gain the ability to deploy software systems in a wide variety of environments with minimal modification required. Rogue Wave products encapsulate fundamental operations, allowing developers to focus on creating business logic rather than the low-level details of their development environments.

         By investing in Rogue Wave products and services, companies receive flexible, reusable components and the security of world-class support and services, helping protect their investments by easily supporting changing business needs.

Rogue Wave(R)SourcePro(TM)C++
         Rogue Wave SourcePro C++ gives development teams a head start on building applications that solve business problems, increasing their productivity and ability to deliver projects on schedule. Higher-level, object-oriented interfaces to complex underlying APIs and consistency across platforms shorten the learning curve and help developers be productive quickly. SourcePro C++ components provide the flexibility to deploy applications on a variety of leading hardware platforms and databases, allowing development teams to easily support changing business needs.

         Rogue Wave SourcePro C++ consists of four products, each tailored for a specific area of C++ application development:

 .    SourcePro(TM) Core
     Rogue Wave SourcePro Core contains an extensive set of fundamental C++ components that handle many of the low-level intricacies of the C++ language, shortening the learning curve and helping developers be productive quickly. In addition, by simplifying the complexities of working with XML, SourcePro Core allows developers to create C++ applications that share data with diverse systems.

 .    SourcePro(TM) DB
     Rogue Wave SourcePro DB is a complete solution for object-oriented relational database access in C++, with a layered architecture that abstracts away the complexity of writing database applications, yet allows developers to drill down to the native database client libraries if needed. SourcePro DB encapsulates ANSI SQL 92 and supplies a consistent, high-level C++ interface to relational databases, speeding development and reducing complexity.

 .    SourcePro(TM) Net
     Rogue Wave SourcePro Net lets developers create secure or non-secure networked and Internet-enabled applications, handling the granular details of socket programming and Internet protocols to help developers deliver quality applications on schedule. SourcePro Net lets developers use their existing C++ knowledge to implement standard SOAP concepts, in order to create Web Services and extend their existing investments in C++ through XML.

 .    SourcePro(TM) Analysis
     Rogue Wave SourcePro Analysis is our solution for object-oriented business and scientific analysis, containing a wide range of C++ components for solving mathematical problems in business and research. Developers can count on the algorithms in SourcePro Analysis for accurate, precise calculations, allowing them to focus on building appropriate business solutions.

Rogue Wave Stingray Studio
         Rogue Wave Stingray Studio offers higher-level GUI components for Microsoft(R) Windows(R) platforms providing ease of use, shortening development time and making it easier to maintain GUI applications over time. Rogue Wave Stingray Studio provides the graphical components needed to mimic the look and feel of Microsoft applications, facilitating the creation of custom GUI applications whose look and functionality are consistent with a Microsoft standard, thereby increasing end user acceptance and use. Stingray Studio lets developers rapidly build scalable, distributed GUI applications easily integrated with current enterprise systems and applications.

Customers

         While the Company's customer base is broad and diverse, over 80% of it is represented by software and information systems, telecommunications, defense and financial services industries, with the top 100 customers being Fortune 500 institutions. To date, the Company has sold over 300,000 end-user licenses, both to individual programmers as well as enterprises. No single customer accounted for 10% or more of revenues in fiscal 2001. Rogue Wave products and services are often utilized in large-scale, business critical applications, central to our customers' competitive positions.

Sales and Marketing

         Transitioning the Company's sales model from a development to a deployment-based model required a significant realignment in marketing efforts. The target audience evolved from the developer level to higher-level buyers, including development managers and chief information and technology officers. Our current marketing messages speak directly to each individual audience in a way that resonates with the specific problems faced in application development and maintenance.

         In support of its sales efforts, the Company's marketing department conducts comprehensive programs that include advertising, direct mail, public relations, trade shows, seminars, a quarterly newsletter, and other ongoing customer communications programs. The Company also keeps its customers informed of advances in the field through technical papers and bylined articles that are frequently published in relevant industry publications. The Company's Web site (www.roguewave.com) is the primary vehicle for communicating relevant messages
 -----------------
to the appropriate target audiences.

         The Company's products provide developers with components that offer intuitive, standard higher-level APIs for ease of use, shortening their learning curve and making it easier to maintain applications over time. Messages to developers are primarily communicated through the Developers Corner of the Company's Web site, the quarterly newsletter Rogue Wave Interface, and various web-cast technology sessions. Development managers require Rogue Wave products because they give development teams a head start on building high-performance applications that solve business problems, while increasing productivity and the ability to deliver projects on schedule. The executive-level audience looks to Rogue Wave products and services because the Company is a proven leader in the software components market and because many Fortune 1000 companies have trusted Rogue Wave C++ technology as the foundation for their mission-critical applications. Messages to these higher-level audiences are communicated primarily through the Company's Web site, executive breakfast meetings, print advertising and direct mail campaigns.

         Rogue Wave sells development and deployment rights based on an operating system and compiler combination.

         As of September 30, 2001, the Company's sales and marketing organization consisted of 102 individuals. Sales efforts are split between telesales and field sales operations:

         Telesales. As of September 30, 2001, the Company employed 20 domestic telesales representatives. The Company's telesales force targets individuals and small-to-medium-sized groups of programmers. Sales through this channel are typically less than $50,000 per order and the sales cycle is generally less than two months. The Company maintains a telesales operation at its headquarters in Boulder, Colorado.

         Direct Field Sales. As of September 30, 2001, the Company employed 13 domestic direct field sales representatives, supported by 12 technical sales representatives. The Company's domestic field sales force targets Fortune

1000 customers. The field sales force typically focuses on enterprise-wide technology customers. The sales cycle for this "top down" approach typically ranges from two to six months. The Company maintains domestic direct sales offices in California, Colorado, Illinois, New York, and Texas.

The Company's international sales channel development efforts are focused on two regions:

 .   Europe. As of September 30, 2001, the Company's European sales, support and consulting organization consisted of 27 individuals. The Company maintains European sales and support offices in France, Germany, Italy, the Netherlands and the United Kingdom.

 .   Asia. In 2000, Rogue Wave opened an office in Tokyo and Hong Kong, and began to deliver localized products and services to these markets. As of September 30, 2001, the Company's Asian operation consisted of 4 individuals.

 .   Canada. In 2001, Rogue Wave opened a sales office in Ontario Canada, which consists of 2 individuals.

Strategic Alliances and Business Partnerships

         The world's leading hardware and software vendors, system integrators, software developers and distributors have chosen Rogue Wave Software as a strategic partner because Rogue Wave offers the products to build and develop critical applications for the future. Rogue Wave Software partners with vendors such as Microsoft, IBM, Sun Microsystems, Intel, Oracle, Hewlett-Packard, SGI, BEA Systems and Sybase. These relationships may include technology licensing agreements and cooperative marketing relationships, as well as exchange of development plans and strategic direction. As new markets open, Rogue Wave will partner with leading vendors to offer solutions to the marketplace.

Product Support

         The Company believes that a high level of customer support is important to the successful marketing and sale of its products. Mission-critical applications require rapid support response and problem resolution. The Company's worldwide sales and support presence allows quick response and support in local languages. The Company delivers support services through various channels such as telephone, electronic mail and on-line support via the Web. By directly submitting a support incident into our call database, support via the Web provides a quick response and resolution. Online support via the Web allows customers to report an incident and see a history of all Rogue Wave support incidents. Telephone hot line support is offered worldwide at either a standard or around-the-clock level, depending on customer requirements. The Company's support offerings are as follows:

         . Basic - Web-based support limited to 25 support incidents and 6 day response time.
         . Premium - Web, e-mail and phone delivered services limited to 100 support incidents and a 24 hour response time.
         . Enterprise - 24x7 Web, e-mail and phone services limited to 100 support incidents and response times of 4 to 48 hours depending on the incident severity; dedicated technical account managers available.
         . Extended Lifeycle Product Support - Specialized support for customers with applications running on multiple, possibly obsolete versions of Rogue Wave products.

         The Company maintains product and technology experts on call at all times worldwide and has support call centers located in Boulder, Colorado; Corvallis, Oregon; Amsterdam, Netherlands, and Tokyo, Japan. As of September 30, 2001, there were 36 employees in the Company's product support group.

Solution Services

         The Company believes that its services organization plays an important role in facilitating initial license sales by enabling customers to successfully design, develop, deploy and manage systems and applications. Fees for services are generally charged on a time and materials basis and vary depending upon the nature and extent of services to be performed. A sample of the services offered through Solution Services is listed below:

     . Assessment Service - Helping companies manage and understand their technology initiatives more effectively.
     . Consulting Services - These services include intervention at critical phases of development or full lifecycle management of customer projects.
     . Education Services - Training development teams on the full power of Rogue Wave products.
     . Project Success Services - Allowing companies to proactively schedule a consultant, in advance, for key development stages.
     . Upgrade Service - Offering companies a way to smoothly transition to new versions of Rogue Wave products.

         As of September 30, 2001, there were 25 employees in the professional services group helping development teams implement stable, flexible and reliable applications.

Product Development

         The Company's future success will depend on its ability to satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. The Company will strive to continue to enhance its current product line and develop and introduce new products that keep pace with competitive product introductions and technological developments.

         The Company launched a Technology Access Center ("TAC"), in an effort to provide new technologies to customers and prospects early on in the development cycle. Interested parties are given the opportunity to view, test and provide feedback on these technologies. The feedback received via the TAC is intended to aid in decision making process regarding how or if a product will be developed for the marketplace. The first two technologies introduced to the TAC were "Bobcat" and "Ruple".

         "Bobcat" is a C++ implementation of the Java Servlet API, which is an answer to the Web integration needs of the C++ developer. Bobcat offers a solution that allows a developer to create a high performance Web application and a simple way to integrate with legacy systems.

         "Ruple", is an Internet shared memory space for transparent collaborative applications, and provides an area on the Internet where XML documents can be written or read, subject to appropriate security constraints. Ruple uses existing Internet infrastructure and standards such as DNS, HTTP, and SOAP. It is well suited for serving occasionally connected devices such as cell phones and PDAs. It is also well suited for high availability situations where replication must be accomplished over the Internet.

         The Company's product development activities are conducted in various sites throughout the United States including Corvallis, Oregon; Boulder, Colorado, and Southboro, Massachusetts. As of September 30, 2001, there were 81 employees on the Company's product development staff. The Company's product development expenditures in fiscal, 2001, 2000, and 1999 were $13.8 million, $14.1 million and $11.5 million, respectively, and represented 23.9%, 25.9%, and 21.7% of total revenue, respectively. The Company expects that it will continue to commit substantial resources to product development in the future. Although Rogue Wave has primarily developed products internally, it may, based on timing and cost considerations, acquire technologies or products from third parties.

         Developing software is inherently complex and involves numerous uncertainties. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis fully functional product enhancements or new products that respond to technological advances by others, or that its enhanced and new products will achieve market acceptance. In addition, the Company has in the past experienced delays in the development, introduction and marketing of new or enhanced products, and there can be no assurance the Company will not experience similar delays in the future. Any failure by the Company to anticipate or respond adequately to changes in technology and customer preferences, or any significant delays in product development or introduction, would have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

         The Company's generally available products and professional services contend with direct and indirect competition ranging from the internal development operations of our target customers, to similar product offerings and alternative technologies designed to address the same business problems.

         Rogue Wave Stingray Studio targets developers using Visual C++/MFC (Microsoft Foundation Classes), and Visual Basic/ActiveX software components for graphical user interface ("GUI") development on Windows platforms. Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft may decide in the future to abandon MFC in order to facilitate the shift to other technologies which may result in a long-term shift away from the MFC components across the software industry, possibly making the Rogue Wave Stingray Studio GUI business line obsolete. Microsoft is taking a tangible step in this direction with the introduction of the .NET development environment and Winforms. Winforms is positioned as Microsoft's preferred method of performing GUI development in the future and represents a divergence from MFC, the technologies on which Stingray

Studio is based.

         The Company's SourcePro C++ products drive the majority of Company revenue and target the maturing market for C++ development components. Direct competitors in the C++ market include Microsoft (with its MFC), ILOG, several privately held companies, and the open source development community.

         The most significant threat to revenue for the cross-platform foundation C++ components comes from internal development operations within the Company's customer and prospect base. Additional threats come from specialized C++ component vendors and, increasingly, open source projects that produce freely available source code upon which companies can build enterprise software.

         Products and services that are indirectly competitive include components from Microsoft, Powersoft, Oracle, and Borland. Each of these companies provides or may provide in the future solutions that may compete with Rogue Wave Software's object-oriented, distributed computing and database access products.

         Additional indirect competition comes from the emergence of Java as a viable object-oriented cross-platform enterprise development language. The Java Development Kit is freely distributed by Sun Microsystems and contains a comprehensive set of foundation and GUI components upon which a developer may begin development. Higher level Java-centric products, such as application servers provided by Sun Microsystems (Iplanet), IBM (Websphere) and BEA (Web Logic), also represent alternative technologies that can compete with the Company's SourcePro C++ components.

         Many of these possible competitors have well-established relationships with current and potential customers and have the resources to more easily offer a single vendor solution. Like our current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than Rogue Wave. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or can devote greater resources to the development, promotion and sale of their products.

         Systems integrators do compete with Rogue Wave consulting offerings, although they tend to bring industry-specific expertise rather than architectural level expertise to software development projects. Many systems integrators possess industry specific expertise that may enable them to offer a single vendor solution more easily, and already have a reputation among potential customers for offering enterprise-wide solutions to software programming needs. Systems integrators may market competitive software products in the future.

         There are many factors that may increase competition in the market for object-oriented software components, programming tools and distributed application development products, including (1) entry of new competitors, (2) alliances among existing competitors and (3) consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. If Rogue Wave cannot compete successfully against current and future competitors or overcome competitive pressures, the Company's business, operating results and financial condition may be adversely affected.

Employees

         As of September 30, 2001, the Company had a total of 307 employees, of which 257 were based in the United States, 44 were based in Europe, 2 were based in Canada and 4 were based in Japan and Hong Kong. Of the total, 102 were in sales and marketing, 81 were in product development, 36 were in customer support, 25 were in consulting services and 63 were in finance, administration and operations. The Company's future performance depends, in significant part, upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. The loss of the services of one or more of the Company's key employees could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future success also depends on its continuing ability to attract, train and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense and there will be no assurance that the Company can retain its key technical, sales and managerial personnel in the future. The Company has not experienced any work stoppages and considers relations with its employees to be good.

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

         Our future operating results are difficult to predict due to a variety of factors, many of which are outside of our control. These factors include:

 .  overall economic conditions of the US and the rest of the world;
 .  the demand for our products and services;
 .  the level of product and price competition;
 .  the size, type and timing of individual license transactions;
 .  the delay or deferral of customer implementations;
 .  our success in expanding our direct sales force and indirect distribution channels;
 .  the timing of new product introductions and product enhancements;
 .  levels of international sales;
 .  changes in our pricing policy or that of our competitors;
 .  publication of opinions about us, our products and object-oriented, component technology by industry analysts;
 .  our ability to retain key employees and hire new employees;
 . our ability to develop and market new products and control costs; and . our ability to effectively deploy our new strategy including our new business model.

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

         We frequently evaluate strategic opportunities available to us and may in the future pursue additional acquisitions of complementary technologies, products or businesses. Future acquisitions of complementary technologies, products or businesses will result in the diversion of management's attention from the day-to-day operations of our business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in a dilutive issuance of equity securities, the incurrence of debt, and amortization expenses related to intangible assets. Our failure to successfully manage future acquisitions may have a material adverse effect on our business and financial results.

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

         Our international operations are subject to a variety of risks, including (1) foreign currency fluctuations, (2) economic or political instability, (3) shipping delays and (4) various trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis. Significant increases in the level of customs duties, export quotas or other trade restrictions could also have an adverse effect on our business, financial condition and results of operations. In situations where direct sales are denominated in a foreign currency, any fluctuation in foreign currency or the exchange rate may adversely affect our business, financial condition and results of operations.

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

     Our product lines are designed for use in object-oriented software application development. To date, a substantial majority of our revenue has been attributable to sales of products and related maintenance and consulting services associated with C++ programming and development. We believe that, while the market for object-oriented technology is maturing, optimization of the C++ solutions through realignment of products and services coupled with the pursuit of unsaturated markets in Asia, Europe and Latin America, will serve to enhance future revenue. However, object-oriented programming languages are very complex and the number of software developers using them is relatively small compared to the number of developers using other software development technology. Our financial performance will depend in part upon continued growth in object-oriented technology and markets and the development of standards that our products address. There can be no assurance that the market will continue to grow or that we will be able to respond effectively to the evolving requirements of the market.

Our market is highly competitive and, if we are unable to compete successfully, our ability to grow our business or even maintain revenue and earnings at current levels will be impaired.

     Our products target the markets for Visual C++/MFC and Visual Basic/ActiveX software parts and programming tools. Direct competitors in the C++ market include Microsoft (with its MFC), ILOG and several privately held companies.

Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft may decide in the future to devote more resources to or broaden the functions of MFC in order to address and more effectively compete with the functionality of our products.

     Software applications can also be developed using software parts and programming tools in environments other than C++. Indirect competitors with such offerings include Microsoft, Borland, Oracle and Powersoft. Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than we do. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. Like our current competitors, many of these companies have longer operating histories, significantly greater resources and name recognition and larger installed bases of customers than we do. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than us.

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

Executive Officers of the Registrant

The executive officers of the Company and their ages and positions as of November 29, 2001, are as follows:

               Name                            Age                         Position
               ----                            ---                         --------
John Floisand......................            57         Interim Chief Executive Officer and Director
Merle A. Waterman..................            38         Vice President, Chief Financial Officer and Secretary
James M. Smith.....................            58         Executive Vice President, Worldwide Sales
Charles M. O'Neill.................            50         Vice President, Professional Services
David A. Rice......................            37         Vice President, Marketing and Business Development
Marc A. Manley.....................            42         Vice President, Research and Development

     John Floisand, Interim Chief Executive Officer and Director, has been a Director of the Company since March 2000. In October 2001, Mr. Floisand was appointed the interim Chief Executive Officer. Mr. Floisand served as President and Chief Executive Officer of Personic, Inc., from September 1999 to October 2000, at which time he retired. From 1995 to August 1999, Mr. Floisand was employed by Borland Corporation where he served as Senior Vice President of Worldwide

Sales. Mr. Floisand was employed by Apple Computer between 1983 to 1995, where he last served as President of Apple Pacific and Senior Vice President of Apple Computer. Prior to joining Apple Computer, Mr. Floisand was the Managing Director and Chairman of Base2. Mr. Floisand also serves as a director and member of the compensation committee of Cidco Inc., a telephony and e-mail messaging products and services provider. Mr. Floisand received his B.S. from Columbia University.

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

     James M. Smith, Executive Vice President, Worldwide Sales, has been with the Company since July 2000. From July 2000 through March 2001, Mr. Smith served as the Company's Vice President, Marketing and Business Development. Prior to joining Rogue Wave, Mr. Smith served as Vice President and co-founder of Electran Corporation from 1998 to 2000. Between 1997 and 1998, he was employed as Vice President of Nexgen Software Technologies. From 1993 to 1997, he served as President of the YCHANGE Group. Prior to joining YCHANGE, Mr. Smith was employed by Synon Corporation between 1989 and 1993, and was employed for 16 years at IBM in various sales and marketing positions. Mr. Smith also serves as a director of Line 4 Inc., a computer telephony integration company. Mr. Smith received a M.S. degree from the University of Miami and his B.S. from the Hebrew University of Jerusalem.

     Charles M. O'Neill, Vice President, Professional Services, has been with the Company since March 1999 and has served in such capacity since that date. Prior to joining Rogue Wave, Mr. O'Neill served as Vice President for Vality Technology, Inc. from 1997 to 1998. Prior to joining Vality Technology, he was employed by VMARK Software, Inc. from 1993 to 1997 where he held the position of Vice President of Professional Services. Prior to joining VMARK, he was employed for 6 years at Prime Computer, Inc., where he last served as Director of Consulting Services. Mr. O'Neill also worked for the Boston Globe Newspaper. Mr. O'Neill received his B.A. from the College of the Holy Cross.

     David A. Rice, Vice President, Marketing and Business Development, has been with the Company since May 1995. Between May 1995 and March 2001, Mr. Rice served as the Company's Division General Manager of Infrastructure Products. In March 2001, Mr. Rice was promoted to Vice President, Marketing and Business Development. Between August 1993 and April 1995, he served as Brand Manager of Sierra On-Line. Prior to joining Sierra On-Line, he was employed from December 1989 to March 1991 at Relevant Business Systems where he held the position of Account Manager. Prior to joining Relevant Business Systems, he was Buyer/Planner of Unisys/Convergent Technologies, and was employed from 1986 to 1988 at Pacific Consulting Group, where he served as Research Analyst. Mr. Rice holds a M.B.A from the University of Oregon and a B.A. from Stanford University.

     Marc A. Manley, Vice President, Research and Development, has been with the Company since June 2001. Between 1997 and 2001, Mr. Manley was employed by Lehman Brothers in various technology management positions. Prior to joining Lehman Brothers, he founded and managed Benchmark Systems where he was employed from 1985 to 1996. Mr. Manley received his B.S. from Columbia University.

ITEM 2.  PROPERTIES

     The Company's principal domestic administrative, sales, marketing, support, consulting and product development offices are located in facilities consisting of approximately 37,000 square feet in Boulder, Colorado; 30,000 square feet in Corvallis, Oregon; 16,000 square feet in Raleigh, North Carolina, and 12,000 square feet in Southboro, Massachusetts. The leases on the Boulder, Corvallis, Raleigh and Southboro facilities expire on various dates from 2003 through 2006. As a result of the restructuring of the operations located in Raleigh, North Carolina, such facility is no longer being utilized and the Company is pursuing sub-lease of the property (see Note 3 of Notes to Consolidated Financial Statements). The Company currently leases other domestic sales, development and support offices in California, New York, Texas, Illinois, and Ontario. The Company also rents space for its international offices in Europe, Japan and Hong Kong. Note 6 of Notes to Consolidated Financial Statements describes the amount of the Company's lease obligations. The Company believes that these facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Market Information

     The Company's common stock trades on the NASDAQ National Market ("NASDAQ") under the symbol "RWAV". The following table sets forth the high and low closing sales prices for the Company's Common Stock for the quarters ended in fiscal years 2001 and 2000, as furnished by NASDAQ. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions.

                                                                  High              Low
                                                                  ----              ---
Year ended September 30, 2001
1st Quarter...................................................   $   5.50          $  2.94
2nd Quarter...................................................       6.00             3.13
3rd Quarter...................................................       4.76             3.00
4th Quarter...................................................       4.38             1.91

Year ended September 30, 2000

1st Quarter...................................................     $ 9.88           $ 4.44
2nd Quarter...................................................      12.00             7.63
3rd Quarter...................................................       7.63             4.17
4th Quarter...................................................       7.13             4.67

     As of October 31, 2001, there were approximately 136 stockholders of record of the Company's Common Stock (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 6,000 beneficial holders of the Company's Common Stock.

Dividend Policy

     The Company has not historically paid cash dividends and currently intends to retain any future earnings for use in its business for the foreseeable future.

     In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5 million or 2.5 million shares of its Common Stock. At October 31, 2001, the Company had repurchased 117,950 shares at prices ranging from $2.50 - $3.14 per share.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to such statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-
K. The consolidated statement of operations data for each of the years in the five year period ended September 30, 2001, and the balance sheet data for each of the years in the five year period ended September 30, 2001, are derived from our financial statements, which have been audited by KPMG LLP, independent auditors. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                                  Year Ended September 30,
                                                                                  ------------------------
                                                                    2001         2000      1999        1998         1997
                                                                    ----         ----      ----        ----         ----
                                                                           (in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
   License revenue.............................................    $ 30,549    $  30,724  $ 32,394    $ 28,663     $  24,096
   Service and maintenance revenue.............................      27,104       23,718    20,710      15,776         9,313
                                                                   --------    ---------  --------    --------     ---------
     Total revenue.............................................      57,653       54,442    53,104      44,439        33,409
                                                                   --------    ---------- ---------   ---------    ---------
Cost of revenue:
   Cost of license revenue.....................................         788         1,710     2,149       2,377        1,973
   Cost of service and maintenance revenue.....................      11,781         7,981     7,306       4,920        2,963
                                                                   --------    ---------- ---------   ---------    ---------
     Total cost of revenue.....................................      12,569         9,691     9,455       7,297        4,936
                                                                   --------    ---------- ---------   ---------    ---------
     Gross profit..............................................      45,084        44,751    43,649      37,142       28,473
                                                                   --------    ---------- ---------   ---------    ---------
Operating expenses:
   Product development.........................................      13,759       14,072     11,512       9,532        7,619
   Sales and marketing.........................................      25,140       24,668     23,510      19,313       14,338
   General and administrative..................................       5,908        5,491      5,354       4,164        3,620
   Restructuring, severance, acquisition and goodwill
     amortization..............................................       2,192        1,661      1,170       1,789           --
   Goodwill impairment charge/(1)/.............................          --       10,493         --          --           --
                                                                   --------    ---------  ---------   ---------    ---------
     Total operating expenses..................................      46,999       56,385     41,546      34,798       25,577
                                                                   --------    ---------  ---------   ---------    ---------
     Income (loss) from operations.............................      (1,915)     (11,634)     2,103       2,344        2,896
Other income, net..............................................       1,085        1,877      1,182         794        1,396
                                                                   --------    ---------- ---------   ---------    ---------
     Income (loss) before income taxes.........................        (830)       (9,757)    3,285       3,138        4,292
Income tax expense (benefit)...................................        (219)          746     1,274         961        1,459
                                                                   --------    ---------- ---------   ---------    ---------
     Net income (loss).........................................    $   (611)   $  (10,503)$   2,011   $   2,177    $   2,833
                                                                   --------    ---------- ---------   ---------    ---------

Pro forma net income data/(2)/:
   Income before income taxes..................................                                       $   3,138     $  4,292
   Pro forma income tax expense................................                                           1,098        1,471
                                                                                                      ---------    ---------
     Pro forma net income......................................                                        $  2,040     $  2,821
                                                                                                      =========    =========

   Pro forma basic earnings per share..........................                                       $    0.20    $    0.32
                                                                                                      =========    =========
   Pro forma diluted earnings per share........................                                       $    0.19    $    0.27
                                                                                                      =========    =========

Basic earnings (loss) per share................................    $  (0.06)   $    (1.00)$    0.19   $    0.21    $    0.32
                                                                   ========    ========== =========  ==========    =========
Diluted earnings (loss) per share..............................    $  (0.06)   $    (1.00)$    0.19   $    0.20    $    0.27
                                                                   ========    ========== =========  ==========    =========
Basic shares outstanding.......................................      10,983        10,512    10,383      10,209        8,807
Diluted shares outstanding.....................................      10,983        10,512    10,860      10,670       10,419

                                                                                        September 30,
                                                                                        -------------
                                                                      2001         2000       1999       1998      1997
                                                                      ----         ----       ----       -----     ----
                                                                                        (in thousands)
Consolidated Balance Sheet Data:
 Cash, cash equivalents and short-term investments.............      $34,197     $33,526     $27,664    $35,264   $35,737
 Total assets..................................................       56,837      55,619      59,470     54,527    50,018
 Long-term obligations, less current portion...................           --          --          --         --       351
 Total stockholders' equity....................................       37,288      37,293      42,342     42,905    39,920

--------------------------------------------------------------------------------

(1) Represents the impairment of goodwill associated with the NobleNet acquisition, following the decision by the Company to discontinue the Nouveau product line.
(2) Stingray, which was acquired utilizing the pooling of interests accounting method, was a Subchapter S corporation since inception (July 10, 1995) until December 31, 1997 and, accordingly, not subject to federal and state income taxes during the year 1997 and a portion of fiscal 1998. Pro forma net income reflects federal and state income taxes as if the Company and Stingray had been a C corporation, based on effective tax rates during the periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the captions "risk factors" and "business" as well as those discussed elsewhere in this 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

     Rogue Wave Software, Inc. was founded in 1989 to provide reusable software components for the development of object-oriented software applications. The Company operated as a Subchapter S Corporation until June 1994. In October 1995, Rogue Wave merged with Inmark development Corporation, a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. In February 1998, the Company merged with Stingray Software, Inc., a privately held corporation specializing in the development and distribution of object-oriented development tools for Windows programmers and is a leading provider of Visual C++ class libraries. Both transactions were accounted for using the pooling-of-interests method of accounting. In March 1999, the Company merged with Noblenet, Inc., in a transaction utilizing the purchase method of accounting. Noblenet specialized in building and marketing software products that allow existing information technology systems to communicate and interoperate across corporate networks and the Internet. Following the fourth quarter 2000 decision to discontinue marketing of the Noveau product line, the investment in Noblenet, which consisted primarily of goodwill, was written off in fiscal 2000. See Note 2 of Notes to Consolidated Financial Statements. In addition, during fiscal 2001, as a part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit and discontinued the Fornova project, as discussed below. The Stingray products, which primarily consist of development tools for Windows Programmers, will continue to be sold by the Company. As a result of these decisions, the Company recognized a restructuring charge as well as various other one-time costs in fiscal 2001. See Note 3 of Notes to Consolidated Financial Statements.

     To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and when collection of the resulting receivable is probable. Allowances for credit risk and for estimated future returns are provided upon shipment. Returns to date have not been material. Service and maintenance revenue consists of fees that are charged separately from the product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is one to three years. Service revenue consists of training and consulting services and, when appropriate, is recognized utilizing the percentage of completion revenue recognition method. The Company's revenue recognition policies are in compliance with the American Institute of Certified Public Accountants Statements of Position 97-2, as amended, and 98-9, relating to Software Revenue Recognition.

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

The Rogue Wave Strategy and Business Model

     Rogue Wave's strategic objective is to provide technology and services that allow customers to optimize productivity when building software solutions to address their business requirements. Simply, the Company strives to create products that efficiently and effectively align underlying information technology with a customers' application of that technology.

     The Company's history is rich in object oriented C++, the language of choice for large scale, business critical applications. As described below, during fiscal 2001, Rogue Wave announced the launch of the SourcePro C++ product line, reflecting a substantive alteration to the Company's core products and business model. Additionally, the Company has made significant investment in Java and XML initiatives. Most recently, Rogue Wave has initiated the pursuit of two new technologies, the first addressing the Web integration needs of the C++ developer and the second involving an Internet shared memory space for transparent collaborative applications, providing an area on the Internet where XML documents can be written or read, subject to appropriate security constraints.

     Evolution of the market place has created the need for higher order solutions. Customers are less interested in atomic software components and more interested in technology suites and frameworks that address a higher percentage of their needs. Customer purchasing practices have migrated away from the individual developer, with a greater focus on project, division or enterprise requirements. As a result, during fiscal 2001, Rogue Wave began migrating from concentrating on the sale of individual developer licenses to a business model centered on the deployment of the customers' finished applications. In order to minimize the impact on long-term customers, existing licensing models were maintained for historical products while introducing the new license model for new customer contracts. The transition is expected to be completed in fiscal 2002.

Rogue Wave(R) SourcePro(TM) C++ Product Launch

     Effective May 1, 2001, Rogue Wave announced the launch of the SourcePro C++ product line, reflecting a substantive alteration to the Company's core products business model. The SourcePro C++ products, which integrate the majority of formerly offered Rogue Wave C++ component technology as well as adding features not previously available, are designed to provide more comprehensive solutions while optimizing the use of the Company's core C++ products. SourcePro C++ is comprised of four products: SourcePro Core, SourcePro DB, SourcePro Net and SourcePro Analysis. Pricing of the SourcePro C++ products is based on a customer value model, which considers scope of deployment, including operating systems, in contrast to the historically employed "license per developer" approach. Overall, the new model allows customers greater flexibility in their utilization of the Company's products. Adoption of the new core business model, including the transition to the new SourcePro C++ product line, and pricing strategy is not expected to have an adverse impact on the Company's business, financial condition or results of operations.

Large Scale Object Solutions

     Large Scale Object Solutions ("LSOS") is a set of technologies targeted at customers with specific needs: running very high throughput systems deployed against a relational database. LSOS offers services such as a hierarchical object model, object history, object reconciliation, and a method for storing objects on relational databases in order to maximize performance. While our first implementation is in the financial industry addressing single day trade settlements (T+1) challenges, LSOS is a horizontal framework, usable in many industries. Our objective is to expand into additional financial application projects, then branch out in other industries.

International Operations

     During fiscal 2001, Rogue Wave has continued to solidify its worldwide presence. International revenue accounted for approximately 30%, 21% and 21% of total revenue in fiscal 2001, 2000 and 1999, respectively. Since 1996, the Company has expanded its European operations with distribution channels in the United Kingdom, Germany, France, Italy and the Benelux countries. In fiscal 2000, the Company established offices in Japan and Hong Kong. The Company anticipates further expansion in foreign countries and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. International revenue has increased during the current period as a result of the successful execution of Europe's revenue growth strategy as well as one large software contract. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.

     The majority of the Company's international revenue is generated by the Company's European subsidiaries. To date, other than revenue generated by the Company's European subsidiaries, the Company's international revenue has been denominated in United States dollars. The Company has entered into forward foreign exchange contracts to reduce certain risks associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results" in Part I, Item 1 of this Form 10-K.

Results of Operations

         The following table sets forth certain operating data expressed as a percentage of total revenue for each period indicated:

                                                                                         Year Ended September 30,
                                                                                         ------------------------
                                                                                    2001           2000          1999
                                                                                    ----           ----          ----
Statements of Operations:
Revenue:
  License revenue..............................................................     53.0%          56.4%         61.0%
  Service and maintenance revenue..............................................     47.0           43.6          39.0
                                                                                  ------         ------        ------
    Total revenue..............................................................    100.0          100.0         100.0
Cost of revenue:
  Cost of license revenue......................................................      1.4            3.1           4.0
  Cost of service and maintenance revenue......................................     20.4           14.7          13.8
                                                                                  ------         ------        ------
    Total cost of revenue......................................................     21.8           17.8          17.8
                                                                                  ------         ------        ------
    Gross profit...............................................................     78.2           82.2          82.2
Operating expenses:
  Product development..........................................................     23.9           25.9          21.7
  Sales and marketing..........................................................     43.6           45.3          44.3
  General and administrative...................................................     10.2           10.1          10.0
  Restructuring, severance, acquisition, and goodwill amortization.............      3.8            3.0           2.2
  Goodwill impairment charge...................................................       --           19.3            --
                                                                                  ------          -----        ------
    Total operating expenses...................................................     81.5          103.6          78.2
                                                                                  ------          -----        ------
    Income (loss) from operations..............................................     (3.3)         (21.4)          4.0
Other income, net..............................................................      1.9            3.5           2.2
                                                                                  ------          -----        ------
    Income (loss) before income taxes..........................................     (1.4)         (17.9)          6.2
Income tax expense (benefit)...................................................     (0.4)           1.4           2.4
                                                                                  ------          -----        ------
    Net income (loss)..........................................................     (1.0)%        (19.3)%         3.8%
                                                                                  ======          =====        ======

Revenue. The Company's total revenue increased 6% to $57.7 million in fiscal 2001 from $54.4 million in fiscal 2000. Total revenue in fiscal 2000 increased 2.5% from $53.1 million in fiscal 1999. License revenue decreased 0.6% to $30.5 million in fiscal 2001 from $30.7 million in fiscal 2000. License revenue in fiscal 2000 decreased 5.2% from $32.4 million in fiscal 1999. Although total revenue increased during fiscal 2001, the number of licenses sold to existing and new customers decreased resulting in lower license revenue. This decrease is primarily due to the launch of the SourcePro C++ product line, which considers scope of deployment, in contrast to the historically employed "license per developer" approach. To a certain extent, these decreases were offset by the cross platform deployment rights sales, also considered a component of license revenue.

         Service and maintenance revenue increased 14.3% to $27.1 million in fiscal 2001 from $23.7 million in fiscal 2000. Service and maintenance revenue in fiscal 2000 increased 14.5% from $20.7 million in fiscal 1999. The increases in service and maintenance revenue was primarily attributable to increased sales volume of the Company's support and maintenance services related to the Company's core products as well as two customized software consulting contracts totaling $5.2 million of which $4.7 million was recognized during fiscal year ending September 30, 2001.

Cost of Revenue. Cost of license revenue consists primarily of purchased software, materials, packaging and freight expenses. Cost of license revenue was $788,000, $1.7 million, and $2.1 million in fiscal 2001, 2000, and 1999, respectively, representing 2.6%, 5.6% and 6.6% of the license revenue for the respective years. The continuing decrease in cost of license revenue is primarily the result of an increase in product offerings delivered through the Internet, versus physically shipped, as well as a decrease in purchased software.

         Cost of service and maintenance revenue consists primarily of personnel-related and facilities costs incurred in providing customer support and training services as well as third-party costs incurred in providing training services. Cost of service and maintenance revenue was $11.8 million, $8.0 million and $7.3 million in fiscal 2001, 2000 and 1999, respectively, representing 43.5%, 33.7% and 35.3%, of service and maintenance revenue for the respective years. Fluctuations in cost of service and maintenance revenue as a percentage of service and maintenance revenue are primarily the result of expenses associated with the initial costs related to the Company's expansion of these services, including the preparation of training programs, utilization of training and mentoring consultants, additional product support personnel and the timing of product upgrades. The increase as a percentage of services and maintenance revenue for fiscal 2001 was due primarily to increasing product support personnel, an increase in the utilization of third-party consulting services and the additional costs associated with two significant customized software consulting contracts. The decrease as a percentage of service and maintenance revenue for fiscal 2000 was primarily the result of a decreased usage of outside contractors that provided training and mentoring consulting services.

Product Development. Product development expenses consist primarily of personnel related expenses. Product development expenses were $13.8 million, $14.1 million and $11.5 million in fiscal 2001, 2000 and 1999, respectively. As a percentage of total revenue, product development expenses were 23.9%, 25.9% and 21.7%, in each respective year. The decrease in product development expenses as a percentage of revenue in fiscal 2001 is due to an approximate 10% decrease in development employees as a result of the discontinuance of the Fornova project discussed below. The increase in product development expense in fiscal 2000 was primarily attributable to the addition of product development personnel as a result of the acquisition of NobleNet. While the Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will continue to increase, the Company does not believe such expenses will significantly increase as a percentage of total revenue for fiscal 2002. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses and travel, entertainment and promotional expenses. Sales and marketing expenses were $25.1 million, $24.7 million and $23.5 million in fiscal 2001, 2000 and 1999, respectively. As a percentage of total revenue, sales and marketing expenses were 43.6%, 45.3% and 44.3% in each respective year. The increase in sales and marketing expenses reflects the hiring of additional sales and marketing personnel and related costs. While the Company expects that sales and marketing expenses will continue to grow, the Company does not believe such expenses will increase as a percentage of total revenue for fiscal 2002.

General and Administrative. General and administrative expenses were $5.9 million, $5.5 million and $5.4 million, in fiscal 2001, 2000 and 1999, respectively. As a percentage of total revenue, general and administrative expenses were 10.2%, 10.1% and 10.0% in each respective year. The minimal increase in general and administrative expenses was primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. Although the Company believes that its general and administrative expenses will increase in absolute dollars, such expenses are not expected to significantly vary as a percentage of total revenues for fiscal 2002.

Restructuring, Severance, Acquisition, and Goodwill Amortization. Restructuring, severance, acquisition and goodwill amortization costs were $2.2 million, $1.7 million and $1.2 million, in fiscal 2001, 2000 and 1999, respectively. As a percentage of total revenue, restructuring, severance, acquisition costs and goodwill amortization were 3.8%, 3.0% and 2.2% in the respective years. In fiscal 2001, $227,000 related to goodwill amortization and $2.0 million related to restructuring and severance costs. For fiscal year 2000 and 1999, these costs related to goodwill amortization and the acquisition of NobleNet in fiscal 1999.

         Restructuring, severance and asset impairment expenses totaling approximately $2.0 million were recognized during fiscal year 2001. The Company recognized approximately $1.3 million in restructuring charges for Stingray and Fornova and incurred executive severance of approximately $634,000, primarily for the termination of certain executives. During fiscal 2001, as part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit. The restructuring was designed to integrate certain operations of the Stingray division with other corporate functions, resulting in estimated annual cost savings of $2.9 million. As part of this reorganization, the Company recognized approximately $1.1 million in charges related primarily to severance costs associated with the resulting termination of approximately 50 employees as well as costs associated with the closure of the North Carolina facility. In relation to the closure of this facility, an asset impairment charge was recognized for the furniture and fixtures. The Stingray products, which primarily consist of development tools for Windows programmers, will continue to be sold and supported by the Company. Management expects the restructuring to have little or no impact on future revenue.

         Following a decision to discontinue the Fornova project, the Company recognized a restructuring charge of approximately $252,000 during fiscal 2001. Fornova, a venture focused on developing internet information exchange technology for the business to business market, had been pursuing obtaining third party expansion capital with an initial investment commitment of $2 million from the Company. As a result of the overall softening of the U.S. economy, coupled with the slowing of third party investment in such ventures, the project was abandoned resulting in the termination of 12 employees. The Company has recognized expenses of approximately $1.6 million of product development costs associated with the Fornova project during the first, second and third fiscal quarters of 2001. Management expects the restructuring to have little or no impact on future revenue. See Note 3 of Notes to the Consolidated Financial Statements.

Goodwill Impairment Charge. The goodwill impairment charge of $10.5 million in fiscal 2000 relates to the obsolescence of the Nouveau product line, which was acquired as part of the business acquisition of NobleNet in March 1999, for $11.8 million in cash. In August 2000, the Company determined that the Nouveau product had become obsolete, mitigating future revenue opportunities.

Other Income, Net. Other income, net consists of interest income earned on the Company's cash, cash equivalents and short-term investments. Other income, net was $1.1 million, $1.9 million and $1.2 million in fiscal 2001, 2000 and 1999, respectively. As a percentage of total revenue, other income, net was 1.9%, 3.5% and 2.2%, in the respective years. The general decrease in other income, net is a result of a decrease in short-term investments as well as general decreases in interest rates.

Income Tax Expense. The Company's effective tax rates were 26.4%, 107.6% and 38.8%, for fiscal 2001, 2000 and 1999. The decrease in the rate for fiscal 2001 is primarily due to a significant decrease in goodwill amortization, which is non-deductible for tax purposes, stock option exercises and a decline in the recognition of the research and experimentation tax credit. The increase in the rate for fiscal 2000 is primarily related to the recognition of a goodwill impairment charge of $10.5 million, which is non-deductible for tax purposes, contributing to the Company's loss before income taxes of $9.8 million. The increase in the rate for fiscal 1999 is primarily attributable to the termination of the research and experimentation tax credit on June 30, 1999.

         As of September 30, 2001 and 2000, the Company had net operating loss carryforwards for federal and foreign income tax purposes of $4.8 million and $555,000 and $66,000 and $756,000, respectively. The federal losses expire in 2007 to 2021. Utilization of the acquired foreign net operating loss carryforwards will first be offset against goodwill.

         Under Statement of Financial Accounting Standards ("SFAS") 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon management's estimates, the Company has provided a valuation allowance against certain deferred tax assets. The Company evaluates the realizability of the deferred tax assets on a quarterly basis. See Note 7 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

         As of September 30, 2001, the Company had cash, cash equivalents and short-term investments of $34.2 million. Net cash provided by operating activities was $3.6 million for fiscal 2001 compared to $4.0 million recognized in fiscal 2000. The overall decline in cash from operating activities was attributable to a significant increase in the deferred tax asset related to the creation of NOLs for fiscal 2001 compared to fiscal 2000, offset by noncash charges for depreciation and amortization, plus an increase in accounts payable. Net cash provided by operating activities was $4.0 million in fiscal 2000 and was composed primarily of net loss that was offset by certain non-cash charges of $12.2 million, which primarily consisted of a goodwill impairment charge, depreciation and amortization.

         In fiscal 2001 and 2000, the Company's investing activities consisted primarily of purchases of equipment including those under capital leases and purchases and maturities of short-term investments, resulting in net decrease of cash of $8.8 million and $1.2 million, respectively. Accordingly, in fiscal 2001 the Company purchased $5.4 million in short term investments and $3.4 million in equipment.

          Net cash provided by financing activities in fiscal 2001 was $686,000 and included proceeds from the employee stock purchase plan and from the exercise of stock options. Cash provided by financing activities of $5.5 million during fiscal 2000 included $1.5 million from the sale of common stock and $4.0 million provided by the issuance of common stock in connection with the employee stock purchase plan and the exercise of stock options.

         In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5 million or 2.5 million shares of its common stock. At October 31, 2001 the Company had repurchased approximately 117,950 shares, at prices ranging from $2.50 - $3.14 per share.

         The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the on-going operation of the Company.

New Accounting Pronouncements

          On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator and all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective January 1, 2002, goodwill will no longer be subject to amortization. SFAS 142 will be effective for the Company for fiscal year beginning October 1, 2002. Management does not believe adoption of these statements will have a material impact on the Company's financial position, results of operations or cash flows.

          In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires entities to record the then fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability will continue to be accreted to the fair value at the time of settlement over the useful life of the asset with the capitalized cost being depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company beginning fiscal year October 1, 2002. Management does not believe that this statement will have a material impact on the Company's financial position, results of operations, or cash flows.

          In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and replaces the accounting and reporting provisions for segments of a business to be disposed of under Accounting Principles Board ("APB") Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not expected to be recoverable from its undiscounted cash flows. SFAS 144 requires that long-lived assets to be disposed of, other than by sales, be considered held and used until actually disposed of and requires that depreciable lives be revised in accordance with APB Opinion No. 20, "Accounting Changes." SFAS 144 also requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less selling costs, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of or is classified as held for sale. The provisions of SFAS 144 are effective for the Company for the fiscal year beginning October 1, 2002. Management does not believe adoption of this statement will have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company's market risk exposure is the potential loss arising from changes in interest rates and its impact on short-term investments and foreign currency exchange rate fluctuations.

          As of September 30, 2001, the Company had short-term investments of $17.1 million of which $11.9 million were held to maturity and $5.2 million were held available for sale. All investments have acquired maturities of less than 360 days. Short-term investments consist primarily of high credit and highly liquid corporate notes and commercial paper. A reasonable reduction in overall interest rates would not have a material affect on the fair value of the investments or the financial position of the Company.

          Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at September 30, 2001, movements in foreign currency rates would not materially affect the financial position of the Company. At September 30, 2001 and 2000, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $1.2 million and $1.3 million, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Registrant's directors will be set forth under the caption "Election of Directors - Nominees" in the Registrant's proxy statement for use in connection with the Annual Meeting of Stockholders to be January 17, 2002 (the "2001 Proxy Statement") and is incorporated herein by reference. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

         Information regarding Registrant's executive officers is set forth in this Form 10-K in Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference from the information set forth under the caption "Compensation of Executive Officers" in the Registrant's 2001 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference into this Form 10-K from the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's 2001 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference from the information set forth under the caption "Certain Transactions" in the Registrant's 2001 Proxy Statement that will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

       (1)  Index To Consolidated Financial Statements                                                         Page
                                                                                                               ----
            Report of KPMG LLP...........................................................................       F-1
            Consolidated Balance Sheets..................................................................       F-2
            Consolidated Statements of Operations........................................................       F-3
            Consolidated Statements of Stockholders' Equity..............................................       F-4
            Consolidated Statements of Cash Flows........................................................       F-5
            Notes to Consolidated Financial Statements...................................................       F-6

(b)  Reports on Form 8-K:

       None

(c)  See Exhibits Listed under Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ROGUE WAVE SOFTWARE, INC.


Date:   November 29, 2001                      /s/ MERLE A. WATERMAN
                                               ---------------------------------
                                               Merle A. Waterman
                                               Vice President, Chief Financial
                                               Officer and Secretary


KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Floisand and Merle A.Waterman and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                    Title                                            Date
             ---------                                    -----                                            ----
        /s/ THOMAS KEFFER                      Chairman of the Board                                   November 29, 2001
     ---------------------------------------
        Thomas Keffer

        /s/ JOHN FLOISAND                      Interim Chief Executive Officer and Director            November 29, 2001
     ---------------------------------------
        John Floisand                          (Principal Executive Officer)

        /s/ MERLE A. WATERMAN                  Vice President, Chief Financial Officer and Secretary   November 29, 2001
     ---------------------------------------
        Merle A. Waterman                      (Principal Financial and Accounting Officer)

        /s/ THOMAS M. ATWOOD                   Director                                                November 29, 2001
     ---------------------------------------
        Thomas M. Atwood

        /s/ LOUIS C. COLE                      Director                                                November 29, 2001
     ---------------------------------------
        Louis C. Cole

        /s/ MARGARET M. NORTON                 Director                                                November 29, 2001
     ---------------------------------------
        Margaret M. Norton


        /s/ MARC H. STERNFELD                  Director                                                November 29, 2001
     ---------------------------------------
        Marc H. Sternfeld

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Rogue Wave Software, Inc.:

         We have audited the accompanying consolidated balance sheets of Rogue Wave Software, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rogue Wave Software, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                              KPMG LLP

Boulder, Colorado
October 19, 2001

                            ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands, except per share data)

                                                                                September 30,
                                                                                ------------
                                                                              2001         2000
                                                                              ----         ----
                                          ASSETS
Current assets:
  Cash and cash equivalents............................................      $17,047      $21,823
  Short-term investments...............................................       17,150       11,703
  Accounts receivable, net.............................................       12,193       12,101
  Prepaid expenses and other current assets............................          940        1,499
  Deferred income taxes................................................        2,828        1,603
                                                                             -------      -------
     Total current assets..............................................       50,158       48,729
Deferred income taxes..................................................          789           --
Equipment, net.........................................................        5,114        5,208
Intangibles resulting from business acquisitions, net..................          273          822
Other assets, net......................................................          503          860
                                                                             -------      -------
     Total assets......................................................      $56,837      $55,619
                                                                             =======      =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................................          821          880
  Accrued expenses.....................................................        6,927        5,746
  Deferred revenue.....................................................       11,801       11,700
                                                                             -------      -------
     Total liabilities.................................................       19,549       18,326
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.001 par value. Authorized 35,000 shares; issued and outstanding 11,090 and 10,909 shares at September 30, 2001
    and 2000, respectively.............................................           11           11
  Additional paid-in capital...........................................       41,573       40,801
  Accumulated deficit..................................................       (4,030)      (3,419)
  Accumulated other comprehensive loss.................................         (266)        (100)
                                                                             -------      -------
     Total stockholders' equity........................................       37,288       37,293
                                                                             -------      -------
     Total liabilities and stockholders' equity........................      $56,837      $55,619
                                                                             =======      =======

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                            ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                                        Year Ended September 30,
                                                                                        ------------------------

                                                                                   2001           2000         1999
                                                                                   ----           ----         ----
Revenue:
  License revenue...................................................             $30,549        $ 30,724     $ 32,394
  Service and maintenance revenue...................................              27,104          23,718       20,710
                                                                                --------        --------     --------
     Total revenue..................................................              57,653          54,442       53,104
                                                                                --------        --------     --------
Cost of revenue:
  Cost of license revenue...........................................                 788           1,710        2,149
  Cost of service and maintenance revenue...........................              11,781           7,981        7,306
                                                                                --------        --------     --------
     Total cost of revenue..........................................              12,569           9,691        9,455
                                                                                --------        --------     --------
     Gross profit...................................................              45,084          44,751       43,649
                                                                                --------        --------     --------

Operating expenses:
  Product development...............................................              13,759          14,072       11,512
  Sales and marketing...............................................              25,140          24,668       23,510
  General and administrative........................................               5,908           5,491        5,354
  Restructuring, severance, acquisition, and goodwill amortization..               2,192           1,661        1,170
  Goodwill impairment charge........................................                  --          10,493           --
                                                                                --------        --------     --------
     Total operating expenses.......................................              46,999          56,385       41,546
                                                                                --------        --------     --------
     Income (loss) from operations..................................              (1,915)        (11,634)       2,103
Other income, net...................................................               1,085           1,877        1,182
                                                                                --------        --------     --------
     Income (loss) before income taxes..............................                (830)         (9,757)       3,285
Income tax expense (benefit)........................................                (219)            746        1,274
                                                                                --------        --------     --------
     Net income (loss)..............................................            $   (611)       $(10,503)    $  2,011
                                                                                ========        ========     ========
Basic earnings (loss) per share.....................................            $  (0.06)       $  (1.00)    $   0.19
                                                                                ========        ========     ========
Diluted earnings (loss) per share...................................            $  (0.06)       $  (1.00)    $   0.19
                                                                                ========        ========     ========

Shares used in basic per share calculation..........................              10,983          10,512       10,383
Shares used in diluted per share calculation........................              10,983          10,512       10,860

     Net income (loss)..............................................            $   (611)       $(10,503)    $  2,011

Other comprehensive income (loss):
     Foreign currency translation gain (loss).......................                (166)           (354)         280
                                                                                --------        --------     --------

     Total comprehensive income (loss)..............................            $   (777)       $(10,857)    $  2,291
                                                                                ========        ========     ========

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                             Additional  Retained   Accumulated                            Total
                                               Common stock    Paid-in   Earnings  Comprehensive    Treasury Stock    Stockholders'
                                               ------------                                         --------------
                                              Shares  Amount   Capital   (Deficit) Income (Loss)  Shares     Amount       Equity
                                              ------  ------   -------   --------  ------------   ------     ------      -------
Balance at October 1, 1998..................  10,457  $   10  $37,848   $  5,073    $      (26)         --   $     --    $ 42,905
  Purchase of common stock..................      --      --       --         --            --         595     (4,011)     (4,011)
  Issuance of  common stock, net............      --      --       --         --            --         (87)       596         596
  Exercise of stock options.................      18      --       53         --            --        (150)       356         409
  Tax benefit from stock option exercise....      --      --      152         --            --          --         --         152
  Net income................................      --      --       --      2,011            --          --         --       2,011
  Foreign currency translation adjustment...      --      --       --         --           280          --         --         280
                                              ------  ------  -------    -------    ----------        ----   --------    --------
Balance at September 30, 1999...............  10,475      10   38,053      7,084           254         358     (3,059)     42,342
  Issuance of common stock, net.............     123      --    1,200         --            --         (51)       260       1,460
  Exercise of stock options.................     311       1    1,201         --            --        (307)     2,799       4,001
  Tax benefit from stock option
    exercises...............................      --      --      347         --            --          --         --         347
  Net loss..................................      --      --       --    (10,503)           --          --         --     (10,503)
  Foreign currency translation adjustment...      --      --       --         --          (354)         --         --        (354)
                                              ------  ------  -------    -------    ----------        ----   --------    --------
Balance at September 30, 2000...............  10,909      11   40,801     (3,419)         (100)         --         --      37,293

  Issuance of common stock, net.............     169      --      676         --            --          --         --         676
  Exercise of stock options.................      12      --       10         --            --          --         --          10
  Tax benefit from stock option
     exercises..............................      --      --       20         --            --          --         --          20
  Accelerated vesting of stock..............      --      --       66         --            --          --         --          66
     options
  Net loss..................................      --      --       --       (611)           --          --         --        (611)
  Foreign currency translation adjustment...      --      --       --         --          (166)                    --        (166)
                                              ------  ------  -------    -------    ----------        ----   --------    --------
Balance at September 30, 2001...............  11,090  $   11  $41,573    $(4,030)   $     (266)         --   $     --    $ 37,288
                                              ======  ======  =======    =======    ==========        =====  ========    ========

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                           Year Ended September 30,
                                                                                           -------------------------
                                                                                          2001        2000      1999
                                                                                          ----        ----      ----
Cash flows from operating activities:
  Net income (loss)..................................................................   $   (611)  $ (10,503) $   2,011
  Adjustments to reconcile net income to net cash from operating activities:
    Depreciation and amortization....................................................      4,086      15,292      4,050
    Tax benefit from stock options...................................................         20         347        152
    Loss on disposal of equipment....................................................         99          --         58
    Changes in assets and liabilities:
      Accounts receivable............................................................       (920)     (1,925)    (2,805)
      Prepaid expenses and other current assets......................................        559         (79)     1,079
      Deferred income taxes..........................................................     (1,266)       (365)      (425)
      Other assets, net..............................................................        205          70        (77)
      Accounts payable and accrued expenses..........................................      1,229         808      1,332
      Deferred revenue...............................................................        217         394      3,436
                                                                                        --------   ---------  ---------
        Net cash from operating activities...........................................      3,618       4,039      8,811
                                                                                        --------   ---------  ---------
Cash flows from investing activities:
  Purchase of equipment..............................................................     (3,364)     (3,283)    (1,743)
  Maturities of short-term investments...............................................         --       2,086      7,494
  Purchase of short-term investments.................................................     (5,447)         --         --
  Purchase of business, net of cash acquired.........................................         --          --    (11,840)
                                                                                        --------   ---------  ---------
        Net cash used in investing activities........................................     (8,811)     (1,197)    (6,089)
                                                                                        --------   ---------  ---------
Cash flows from financing activities:
  Payments on long-term obligations..................................................         --          --       (112)
  Treasury stock purchases...........................................................         --          --     (4,011)
  Net proceeds from issuance of common stock.........................................         --       1,460         --
  Proceeds from Employee Stock Purchase Plan.........................................        406         364        596
  Proceeds from exercise of stock options............................................        280       3,636        409
                                                                                        --------   ---------  ---------
        Net cash from (used in) financing activities.................................        686       5,460     (3,118)
                                                                                        --------   ---------  ---------
Effect of exchange rate changes on cash and cash equivalents.........................       (269)       (354)       290
                                                                                        --------   ---------  ---------
        Net change in cash and cash equivalents......................................     (4,776)      7,948       (106)
Cash and cash equivalents at beginning of year.......................................     21,823      13,875     13,981
                                                                                        --------   ---------  ---------
Cash and cash equivalents at end of year.............................................   $ 17,047   $  21,823  $  13,875
                                                                                        ========   =========  =========

Supplemental disclosure of cash flow information:
  Cash paid for interest.............................................................   $     --   $       2  $      28
  Cash paid for income taxes.........................................................        302         547      1,597

Supplemental disclosure of non-cash investing and financing activities:
Purchase of business, net of cash acquired:
  Working capital, other than cash...................................................   $     --   $      --  $    (655)
  Equipment..........................................................................         --          --        345
  Cost in excess of net assets acquired, net.........................................         --          --     12,150
                                                                                        --------   ---------  ---------
        Net cash used to acquire businesses..........................................   $     --   $      --  $  11,840
                                                                                        ========   =========  =========

    The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           ROGUE WAVE SOFTWARE, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


(1)      Description of Business and Summary of Significant Accounting Policies

Description of Business

         Rogue Wave Software, Inc. and its subsidiaries (the "Company") is primarily engaged in the development, sale and support of object-oriented software solutions. The Company markets its products primarily through its direct sales organization and, to a lesser extent, through outside sales representatives and indirect channel partners to business and government customers. The Company's customers operate in many industry segments across geographically diverse markets.

Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Currency Translation

         The Company translates the assets and liabilities of its non-U.S. functional currency subsidiaries into dollars at the rates of exchange in effect at the end of the period. Revenue and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are recognized as other comprehensive income or loss and are included in stockholders' equity in the consolidated balance sheets.

Cash Equivalents and Short-Term Investments

         Cash equivalents consist of investments in highly liquid investment instruments with maturities of less than three months at date of acquisition. Short-term investments consist primarily of commercial paper and corporate notes with acquired maturities of 360 days or less. Approximately $5,254 of the short-term investments was held as securities available for sale and are carried at their fair value as of the balance sheet date, which approximates cost. The remaining $11,896 of the short-term investments are being held to maturity and are carried at their amortized cost.

Equipment

         Furniture, fixtures and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation of furniture, fixtures and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years.

Intangible Assets

         Intangible assets include purchased software rights, a covenant not to compete and goodwill, which are amortized over estimated useful lives of three to ten years using the straight-line method. The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets including goodwill held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets, including goodwill, are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. Original cost of these intangibles was $17,488 and $17,310 at September 30, 2001 and 2000, respectively. Accumulated amortization at September 30, 2001 and 2000, was $17,164 and $16,583, respectively. Amortization charged to expense was $581, $12,154 and $2,068 for the years ended September 30, 2001, 2000 and 1999, respectively. The Company plans to adopt the Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets" for fiscal year beginning October 1, 2002. These statements will not have an impact on the financial position, results of operations or cash flows as goodwill will be fully amortized during fiscal year 2002.

Foreign Exchange Contracts

         Effective October 1, 2000, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivative instruments, including foreign exchange forward contracts.

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

         When hedging the intercompany receivable exposure, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the period in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of the gain or loss is reported in current period earnings immediately. The realized gains and losses are recorded in "Other income-net" in the Statements of Operations.

         The notional amount of foreign exchange contracts outstanding at September 30, 2001 was $1,208 with a fair value of $1,216. The fair value of the forward contracts is estimated based on quoted exchange rates at September 30, 2001. The effective or unrealized gain related to the outstanding contracts was $6 and the ineffective or realized gain was $15 at September 30, 2001. Also during the twelve months ended September 30, 2001, certain foreign currency contracts matured resulting in a total realized net gain of $39.

Revenue Recognition

         License revenue is recognized according to the criteria of SOP 97-2, as amended. Revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and collection of the resulting receivable is probable. Maintenance and service revenue includes maintenance revenue that is deferred and recognized ratably over the maintenance period. Service revenue, including training and consulting services, is recognized as services are performed. The percentage of completion revenue recognition method is used for customized software consulting contracts. The Company generally provides a thirty-day right of return policy for software sales. The allowance for returns was $390 and $575 at September 30, 2001 and 2000, respectively.

Advertising Costs

         Advertising costs are charged to expense when incurred and amounted to $1,772, $1,855, and $2,525 in 2001, 2000 and 1999, respectively.

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The counter parties to the agreements relating to the Company's cash equivalents and short-term investments consist of various major corporations and financial institutions of high credit standing. The Company's receivables are derived primarily from the sales of software products and services to customers in diversified industries as well as distributors in the U.S. and foreign markets. International revenue accounted for approximately 30%, 21% and 21% of the Company's total revenue for the years ended September 30, 2001, 2000 and 1999, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company has provided an allowance for doubtful accounts of $692 and $575 at September 30, 2001 and 2000, respectively.

Research and Development

         Software development costs have been accounted for in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. The Company begins capitalization upon completion of a working model. To date, such capitalizable costs have been de minimis. Accordingly, the Company has charged all such costs to product development expense.

Basic and Diluted Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method, unless the impact is anti-dilutive. The difference between basic earnings per share and diluted earnings per share is due to the effect of outstanding stock options. Diluted earnings per share include 477 shares of dilutive stock options for 1999. As a result of the net loss incurred for the fiscal years ending September 30, 2001 and 2000, all options are anti-dilutive and, accordingly, the number of shares used in computing the basic and diluted shares is the same. For the twelve months ended September 30, 2001 and 2000, the number of outstanding options excluded from the calculation because of their anti-dilutive effect was 59 and 325, respectively.

         Calculation of basic and diluted earnings (loss) per share is as follows:

                                                                      Year Ended September 30,
                                                                   2001         2000         1999
                                                                   ----         ----         ----
Numerator:
  Net income (loss)...........................................  $   (611)    $ (10,503)     $  2,011
                                                                ========     =========      ========

Denominator:
  Historical common shares outstanding for basic income
    (loss) per share at beginning of year.....................    10,909        10,475        10,457
  Weighted average common equivalent shares issued
    during the year...........................................        74           395           163
  Weighted average common equivalent shares retired
    during the year...........................................        --          (358)         (237)
                                                                --------     ---------      --------
  Denominator for basic income (loss) per share -
    weighted average shares...................................    10,983        10,512        10,383
  Incremental common shares attributable to shares
    issuable under equity incentive  plans (Treasury Stock
    Method)...................................................        --            --           477
                                                                --------     ---------      --------
  Denominator for diluted net income (loss) per share  -
    weighted average shares...................................    10,983        10,512        10,860
                                                                ========     =========      ========

  Basic earnings (loss) per share.............................  $  (0.06)    $   (1.00)     $   0.19
                                                                ========     =========      ========
  Diluted earnings (loss) per share...........................  $  (0.06)    $   (1.00)     $   0.19
                                                                ========     =========      ========

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

Accounting for Income Taxes

         The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred tax assets to an amount where realization is more likely than not.

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

                                                        Year Ended
                                                    September 30, 1999
                                                    ------------------
         Revenue..................................        $   53,743
         Net loss.................................              (873)
         Basic loss per share.....................             (0.08)
         Diluted loss per share...................             (0.08)

         NobleNet's Nouveau technology, an Internet-generation Object Request Broker ("ORB"), was expected to expand Rogue Wave's product offering by providing a unified architecture for building high performance, distributed applications that interoperate across an enterprise or over the Internet. In August 2000, the Company determined that the Nouveau product had become obsolete, eliminating future revenue opportunities. Accordingly, the Company recorded an impairment charge of $10,493 to write-off the remaining goodwill related to the NobleNet investment.

(3)      Restructuring, Severance and Asset Impairment Charges

Stingray
         In early May 2001, as part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit. As part of this restructuring, during the three months ended June 30, 2001, the Company recognized a restructuring charge of $621, related primarily to severance costs associated with the termination of approximately 50 employees as well as certain closure costs, including those related to facility lease costs. In the fourth fiscal quarter of 2001, the Company incurred additional restructuring costs of $456 as a result of an asset impairment charge and finalization of severance costs; resulting in a total of $1,077 restructuring charge in fiscal year 2001. The asset impairment charge was the result of the Company's review of its furniture and fixtures in the Stingray facility. The carrying amount of the assets prior to the asset impairment charge was $402 and the expected disposal date is in the first fiscal quarter of 2002. The Stingray products, which primarily consist of development tools for Windows Programmers, will continue to be sold and supported by the Company.

         The following table summarizes restructuring costs by primary component and related reserve at September 30, 2001. The remaining restructuring costs of $251 at September 30, 2001 are expected to be paid by December 31, 2001.

                                                                Employee     Site
                                                              Severance &   Closure
                                                                Related      Costs        Other     Total
                                                             ---------------------------------------------
Stingray restructuring estimate at May  31, 2001...........       $ 432      $ 154        $  35     $  621
Cash payments..............................................        (398)       (69)         (35)      (502)
Adjustment for revised estimates...........................         132         --           --        132
                                                                  -----      -----        -----     ------
Balance at September 30, 2001..............................       $ 166      $  85        $  --     $  251
                                                                  -----      -----        -----     ------

Fornova
         Following a decision to discontinue the Fornova project, the Company recognized a restructuring charge of approximately $447 during March 2001. Fornova, a venture focused on developing internet information exchange technology for the business to business market, had been pursuing obtaining third party expansion capital with an initial investment commitment of $2 million from the Company. As a result of the overall softening of the U.S. economy, coupled with the slowing of third party investment in such ventures, the project was abandoned with the termination of 12 employees. In the third fiscal quarter of 2001, the Company revised its estimate of the initial restructuring costs by $196, as a result of the successful renegotiation of certain contract termination fees as well as the finalization of severance costs.

         The following table summarizes restructuring costs by primary component at September 30, 2001.

                                                                Contract
                                                                Termination    Employee
                                                                Fees           Severance   Other     Total
                                                                -------------------------------------------
  Fornova restructuring estimate at March 31, 2001...........         $ 305        $ 133   $    9    $  447
  Cash payments..............................................          (130)        (103)     (18)     (251)
  Adjustments for revised estimates..........................          (175)         (30)       9      (196)
                                                                      -----        -----   ------    ------
  Balance at September 30, 2001..............................         $  --        $  --   $   --    $   --
                                                                      =====        =====   ======    ======

Severance
     During 2001, the employment of three Company executives was terminated. As a result, the Company recognized approximately $634 in severance costs, including $66 related to the accelerated vesting of certain stock options.


(4)  Balance Sheet Components

Equipment

     Furniture, fixtures and equipment at September 30, 2001 and 2000, consist of the following:

                                                            2001        2000
                                                            ----        ----

      Computer equipment...............................    $12,016     $10,789
      Furniture, fixtures and equipment................      4,061       3,460
                                                           -------     -------
                                                            16,077      14,249
      Less accumulated depreciation and amortization...    (10,639)     (9,041)
      Less asset impairment (see note 3)...............       (324)         --
                                                           -------     -------
      Furniture, fixtures and equipment, net...........    $ 5,114     $ 5,208
                                                           =======     =======

     Depreciation and amortization expense for the years ended September 30, 2001, 2000 and 1999 was $3,056, $2,578 and $2,486, respectively. Related to the restructuring of the Stingray operation, the Company recognized an asset impairment charge of approximately $324 for furniture and fixtures.

Accrued Expenses

     The Company's accrued expenses at September 30, 2001 and 2000, include the following:
                                                            2001       2000
                                                            ----       ----

Accrued payroll and related liabilities................   $ 2,925     $ 2,520
Other accrued expenses.................................     4,002       3,226
                                                          -------     -------
Accrued expenses.......................................   $ 6,927     $ 5,746
                                                          =======     =======

(5)      Valuation and Qualifying Accounts

                                                                Balance                                         Balance
                                                           at Beginning                                          at End
                                                             of  Period        Additions      Deductions      of Period
                                                           ------------        ---------      ----------     ----------
   September 30, 2001:
       Allowance for doubtful accounts................     $        575        $     415      $     (298)    $      692
       Sales returns and allowance....................              575              248            (433)           390
       Valuation allowance for deferred tax asset.....              813              747              --          1,560

   September 30, 2000:
      Allowance for doubtful accounts.................              470              214            (109)           575
      Sales returns and allowance.....................              432              888            (745)           575
      Valuation allowance for deferred tax asset......              788               25              --            813

   September 30, 1999:
      Allowance for doubtful accounts.................              259              404            (193)           470
      Sales returns and allowance.....................              278              719            (565)           432
      Valuation allowance for deferred tax asset......              593              195              --            788

(6)      Leases

         The Company leases certain equipment and office space through noncancelable operating lease arrangements. The leases expire in 2001 through 2006 and are net leases with the Company paying all executory costs, including insurance, utilities and maintenance. Rent expense for operating leases during the years ended September 30, 2001, 2000 and 1999 was $2,284, $1,730 and $1,958,
respectively.

     Future minimum lease payments under operating leases are as follows:

                                                                       Operating
                                                                       ---------
         Year ending September 30:
           2002...................................................     $   1,898
           2003...................................................         1,545
           2004...................................................           875
           2005...................................................           311
           2006...................................................           100
                                                                       ---------
             Total minimum lease payments.........................     $   4,729
                                                                       =========

(7)      Income Taxes

         The provision for income taxes consists of the following:

                                                 Year Ended September 30,
                                                 ------------------------
                                              2001         2000         1999
                                              ----         ----         ----
          Current:
           Federal.....................     $  1,047     $    809     $  1,470
           State and local.............           --          302          229
                                            --------     --------     --------
                                               1,047        1,111        1,699
                                            --------     --------     --------
          Deferred:
           Federal.....................       (1,005)        (292)        (333)
           State and local.............         (261)         (73)         (92)
                                            --------     --------     --------
                                              (1,266)        (365)        (425)
                                            --------     --------     --------
             Total.....................     $   (219)    $    746     $  1,274
                                            ========     ========     ========

     Income tax expense differs from the expected tax expense (computed by applying the U.S. Federal corporate income tax rate of 34% to net income before income taxes) as follows:

                                                                                     Year Ended September 30,
                                                                                     ------------------------
                                                                                     2001       2000     1999
                                                                                     ----       ----     ----
      Computed expected income tax expense (benefit)............................   $  (282)  $(3,317)   $ 1,117
      Difference  in income tax expense resulting from:
      State and other income tax expense (benefit)..............................      (186)     (366)       123
      Research and experimentation credit.......................................      (746)     (327)      (560)
      Change in valuation allowance.............................................       747        25        195
      Foreign net operating loss applied as a reduction of goodwill.............        --        --         65
      Non-deductible meals and entertainment....................................        79        70         39
      Non-deductible intangible asset amortization..............................        88     4,632        399
      Non-deductible ISO........................................................        (8)       --         --
      International rate difference.............................................       179        50          9
      Other, net................................................................       (90)      (21)      (113)
                                                                                   -------   -------    -------
         Income tax expense (benefit)...........................................   $  (219)  $   746    $ 1,274
                                                                                   =======   =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                      September 30,
                                                                      -------------
                                                                      2001      2000
                                                                      ----      ----
     Deferred tax assets:
      Accounts receivable........................................   $   331   $   375
      Intangible assets..........................................       230      (139)
      Accrued expenses...........................................       828       596
      Fixed assets...............................................      (307)       99
      Foreign operating loss carryforwards.......................       322       310
      Federal operating loss carryforwards.......................     1,619        --
      State operating loss carryforwards.........................       325        --
      Research and experimentation credit carryforward...........     1,312       641
      Equity losses of unconsolidated subsidiary.................       503       503
      Other......................................................        14        31
                                                                    -------   -------
        Total gross deferred tax assets..........................     5,177     2,416
     Valuation allowance.........................................    (1,560)     (813)
                                                                    -------   -------
        Net deferred tax assets..................................    $3,617   $ 1,603
                                                                    =======   =======

     At September 30, 2001, the Company had net operating loss carryforward for Federal and foreign income tax purposes of $4.8 million and $322, respectively. The federal net operating loss carryforwards expires 2007 to 2021. The Company also had $1,312 of tax credit carryforwards that expire 2003 to 2015. The net federal operating loss of $66 and $86 of the tax credit carryforwards were generated by Inmark prior to Inmark's merger with the Company on October 27, 1995. Tax benefits resulting from the utilization of the acquired foreign net operating loss carryforwards will first be offset against goodwill, if any, associated with the acquisition of Precision before being recorded as a tax benefit. Based upon management's estimates, the Company has provided a valuation allowance against the research and development credit, net operating loss carryforward and equity earnings in subsidiary.

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

     In October 1997, the Company's Board of Directors adopted the 1997 Non-Officer Equity Incentive Plan. In October 2000, the Company's Board of Directors amended the Plan changing its name to the 1997 Equity Incentive Plan and modified the Plan to allow the granting of nonstatutory stock options to officer employees. The Company has reserved 4,850 shares of common stock for issuance under the plan.

     The terms of a stock option granted under the 1997 Equity Incentive Plan may not exceed ten years. The exercise price of options granted under the plan shall not be less than 85% of the fair market value of the stock subject to the option on the date the option is granted. Options granted under the 1997 Equity Incentive Plan vest at the rate specified in the option agreement.

     The following table summarizes stock option activity for the three years ended September 30, 2001:

                                                                                Weighted avg.
                                                                                -------------
                                                                    Shares    price per share
                                                                    ------    ---------------
      Outstanding options at October 1, 1998....................     2,290              $8.97
       Granted..................................................     1,159               6.14
       Exercised................................................      (167)              2.45
       Canceled.................................................      (594)              9.23
                                                                    ------              -----
      Outstanding options at September 30, 1999.................     2,688               8.10
       Granted..................................................     2,409               5.58
       Exercised................................................      (542)              6.71
       Canceled.................................................    (1,151)              8.55
                                                                    ------              -----
      Outstanding options at September 30, 2000.................     3,404               6.39
       Granted..................................................     2,313               4.94
       Exercised................................................       (12)              0.94
       Canceled.................................................    (1,791)              6.07
                                                                    ------              -----
      Outstanding options at September 30, 2001.................     3,914              $5.57
                                                                    ======              =====

     Options vested and exercisable were 1,816, 885 and 1,163 at September 30, 2001, 2000 and 1999, respectively. For various price ranges, weighted average characteristics of outstanding stock options at September 30, 2001 were as follows:

                                           Outstanding Options           Exercisable Options
                                           -------------------           -------------------
                                              Remaining      Weighted               Weighted
      Exercise Price               Shares  life (years)    avg. price   Shares    avg. price
      --------------               ------  ------------    ----------   ------    ----------
      $0.15-$4.72................   1,278           7.4       $  4.09      585       $  4.17
      $4.75-$5.31................     686           8.1       $  5.07      400       $  5.11
      $5.37-$5.44................   1,165           9.0       $  5.43      297       $  5.43
      $5.50-$17.00...............     785           7.6       $  8.60      534       $  9.16
                                    -----                                -----
                                    3,914           8.0       $  5.57    1,816       $  6.05
                                    =====                                =====

     The Company follows APB Opinion No. 25, to account for stock option and employee stock purchase plans. No compensation cost is recognized because the option exercise price is equal to the fair value of the underlying stock on the date of grant. Assuming compensation cost for these plans had been determined based on the fair value at the grant dates for awards as prescribed by SFAS 123, pro forma net income (loss) and earnings (loss) per share would have been:

                                                                           Year Ended September 30,
                                                                           ------------------------
                                                                         2001       2000         1999
                                                                         ----       ----         ----
      Pro forma net income (loss)....................................   $(3,887)  $ (13,138)    $   41
      Pro forma diluted earnings (loss) per share....................   $ (0.35)  $   (1.25)    $ 0.00

     The pro forma disclosures above include the amortization of the fair value of all options vested during fiscal 2001, 2000 and 1999. The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts.

     The weighted average Black-Scholes value of options granted under the stock option plans during fiscal 2001, 2000 and 1999 was $3.00, $4.24 and $6.27 respectively. Such value was estimated using an expected life of five years, a dividend factor of 0% in 2001 and 48% in 2000 and 1999, volatility of 74% in 2001, 102% in 2000 and 76% in 1999 and risk-free interest rates of 3.61%, 5.7% and 5.0% in 2001, 2000 and 1999, respectively.

(9)  Common Stock Repurchase

     In October 1998, the Board of Directors authorized the Company to repurchase up to the lesser of 500 shares of the Company's common stock or $10 million. In July 1999, the Board of Directors further authorized the Company to repurchase the lesser of an additional 500 shares, or a cumulative total of $8.5 million for the full 1,000 shares. The Company purchased 595 shares ($4.0 million) of its common shares during the year ended September 30, 1999. The Company has purchased and subsequently issued a total of 358 and 237 shares for employee benefit plans as of September 30, 2000 and 1999, respectively.

     In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5 million or 2.5 million shares of its Common Stock. At October 31, 2001, the Company had repurchased approximately 118 shares, at prices ranging from $2.50 - $3.14 per share.

(10) Employee Stock Purchase Plan

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

     Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specific dates determined by the Board of Directors, to the purchase of shares of common stock. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. During the years ended September 30, 2001, 2000 and 1999, 169, 51 and 87 shares respectively, were purchased under this plan.

(11) Qualified Profit Sharing Plan

The Company has a 401(k) profit sharing plan which is offered to eligible employees and calls for a discretionary employer match of employee contributions, which is approved by the Board of Directors. To participate in the plan, the person has to be an employee of the Company. The Company matches all employee contributions up to 3% of earnings and half of employee contributions from 3% to 5%. Company contributions paid in the years ended September 30, 2001, 2000 and 1999 were $717, $448 and $466, respectively.

(12) Worldwide Operations

     Revenue by geographic area for fiscal years 2001, 2000 and 1999 was 70%, 79% and 79% in the United States; 29%, 21% and 21% in Europe; 1%, 0% and 0% in Japan, respectively.

     Information regarding worldwide operations is as follows:

                                                              United
                                                              States    Europe     Japan   Eliminations       Total
                                                              ------    ------     -----   ------------       -----
      September 30, 2001, and for the year then ended:
       Revenue to unaffiliated customers..................   $40,580   $16,517   $   556   $        --      $57,653
       Intercompany transfers.............................     6,456        --        --        (6,456)          --
                                                             -------   -------   -------   -----------      -------
       Net revenue........................................    47,036    16,517       556        (6,456)      57,653
       Operating income (loss)............................    (5,349)    3,669      (235)           --       (1,915)
       Long-lived assets..................................     4,681       352        81            --        5,114

      September 30, 2000, and for the year then ended:
       Revenue to unaffiliated customers..................   $43,134   $11,308   $    --   $        --      $54,442
       Intercompany transfers.............................     3,896        --        --        (3,896)          --
                                                             -------   -------   -------   -----------      -------
       Net revenue........................................    47,030    11,308        --        (3,896)      54,442
       Operating income (loss)............................   (12,526)      892        --            --      (11,634)
       Long-lived assets..................................     4,735       473        --            --        5,208

      September 30, 1999, and for the year then ended:
       Revenue to unaffiliated customers..................   $41,852   $11,252   $    --   $        --      $53,104
       Intercompany transfers.............................     4,036        --        --        (4,036)          --
                                                             -------   -------   -------   -----------      -------
       Net revenue........................................    45,888    11,252        --        (4,036)      53,104
       Operating income...................................     1,592       511        --            --        2,103
       Long-lived assets..................................     3,845       465        --            --        4,310

(13) Contingencies

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


(14) Quarterly Information (Unaudited)

     The following table presents unaudited quarterly operating results for each of the Company's eight quarters in the two-year period ended September 30, 2001.

                                                                                 Quarter Ended
                                                                  ----------------------------------------------
                                                                  Dec. 31,  Mar. 31,     Jun. 30,      Sept. 30,
                                                                  --------  --------     --------      ---------
      Fiscal year 2001
       Total revenue...........................................   $ 14,295  $ 15,019     $ 14,645       $ 13,694
       Gross margin............................................     11,119    11,264       11,363         11,338
       Income (loss) from operations...........................         78    (1,338)        (568)           (87)
       Net income (loss).......................................        364      (653)        (192)          (130)
       Basic and diluted earnings (loss) per share.............       0.03     (0.06)       (0.02)         (0.01)
      Fiscal year 2000
       Total revenue...........................................   $ 12,616  $ 13,042     $ 14,061       $ 14,723
       Gross margin............................................     10,245    10,680       11,437         12,389
       Income (loss) from operations...........................       (929)     (338)          77        (10,444)
       Net income (loss).......................................       (507)     (112)         266        (10,150)
       Basic and diluted earnings (loss) per share.............      (0.05)    (0.01)        0.02          (0.96)

     The Company discontinued the Fornova project and restructured the Stingray business unit resulting in a restructuring and asset impairment charge of $447, $426 and $456 in the second, third and fourth fiscal quarters of 2001, respectively. See Note 3 of Notes to the Consolidated Financial Statements. In August 2000, the Company determined that the Nouveau product had become obsolete. Accordingly, the Company recorded an impairment charge of $10,493 to write-off the remaining goodwill related to the NobleNet Investment. See Note 2 of Notes to the Consolidated Financial Statements.

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

4.4(5) Registration Rights Agreement between the Registrant and Intel 64 Fund LLC, dated February 22, 2000.

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

10.4(1) Lease Agreement between Registrant and the State of Oregon dated May 1, 1996.

10.5(1) Lease Agreement between the Registrant and the Landmark dated April 22, 1996.

10.6(7) Home Loan Agreement between Registrant and Michael Scally dated January 7,1998.

10.7(7) Home Loan Agreement between Registrant and Robert Holburn dated February 2,1998.

10.8(8) Amended and Restated Employee Stock Purchase Plan, dated October 1997, as amended October 1, 2000.

21.1      List of Subsidiaries of Registrant.

23.1      Consent of KPMG LLP.

24.1      Power of Attorney (reference is made to signature page).


-----------------

   (1) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, as amended (No. 333 -13517)

   (2) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

   (3) Filed as Exhibit 2.1 to the Registrant's Form 8-K dated February 27, 1998, and filed on March 9, 1998.

   (4) Filed as Exhibit 2.2 to the Registrant's Form 8-K dated February 27, 1998, and filed on March 9, 1998.

   (5) Filed as Exhibit to the Registrant's Form 8-K dated March 1, 1999, and filed on March 9, 1998.

   (6) Filed as an Exhibit to the Registrant's Form 10-K for the year ended September 30, 1998.

   (7) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

   (8) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.