Form 10-Q
period 2001-12-31
ROGUE WAVE SOFTWARE INC /OR/
filed 2002-02-13
CIK 1023184

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended December 31, 2001

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


                                (303) 473-9118
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X    NO
                                         -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

           Class                                Outstanding at January 31, 2002
Common Stock, $0.001 par value                             10,820,000

                           ROGUE WAVE SOFTWARE, INC.
                                   FORM 10-Q

                                     INDEX



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets at December 31, 2001
         and September 30, 2001....................................         3

         Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months Ended
         December 31, 2001 and 2000................................         4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended December 31, 2001 and 2000.............         5

         Notes to Condensed Consolidated Financial Statements......         6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................        11

         Factors That May Affect Future Results....................        17

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk......................................................        22

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................        23

SIGNATURES.........................................................        26

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                           DECEMBER 31,           SEPTEMBER 30,
                                                                               2001                    2001
                                                                         --------------          --------------
                               ASSETS                                    (unaudited)
Current assets:
   Cash and cash equivalents.........................................         $13,841                 $17,047
   Short-term investments............................................          17,264                  17,150
   Accounts receivable, net..........................................          10,971                  12,193
   Prepaid expenses and other current assets.........................           1,092                     940
   Deferred income taxes.............................................           2,728                   2,828
                                                                              -------                 -------
   Total current assets..............................................          45,896                  50,158
Deferred income taxes................................................           1,395                     789
Equipment, net.......................................................           4,619                   5,114
Other assets, net....................................................             625                     776
                                                                              -------                 -------
   Total assets......................................................         $52,535                 $56,837
                                                                              =======                 =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..................................................         $   526                 $   821
   Accrued expenses..................................................           6,627                   6,927
   Deferred revenue..................................................          10,084                  11,801
                                                                              -------                 -------
   Total current liabilities.........................................          17,237                  19,549
                                                                              -------                 -------
Stockholders' equity:
   Common stock......................................................              11                      11
   Additional paid-in capital........................................          40,677                  41,573
   Accumulated deficit...............................................          (4,988)                 (4,030)
   Accumulated other comprehensive loss..............................            (402)                   (266)
                                                                              -------                 -------
   Total stockholders' equity........................................          35,298                  37,288
                                                                              -------                 -------
   Total liabilities and stockholders' equity........................         $52,535                 $56,837
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

                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                          COMPREHENSIVE INCOME (LOSS)

                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                               2001             2000
                                                                             -------          -------
Revenue:
 License revenue.................................................            $ 6,070          $ 6,788
 Service and maintenance revenue.................................              5,876            7,507
                                                                             -------          -------
   Total revenue.................................................             11,946           14,295
                                                                             -------          -------
Cost of revenue:
 Cost of license revenue.........................................                169              259
 Cost of service and maintenance revenue.........................              2,006            2,917
                                                                             -------          -------
   Total cost of revenue.........................................              2,175            3,176
                                                                             -------          -------
   Gross profit..................................................              9,771           11,119
                                                                             -------          -------
Operating expenses:
 Product development.............................................              3,244            3,794
 Sales and marketing.............................................              6,037            6,099
 General and administrative......................................              1,628            1,148
 Severance and goodwill amortization.............................                562               --
                                                                             -------          -------
   Total operating expenses......................................             11,471           11,041
                                                                             -------          -------
   Income (loss) from operations.................................             (1,700)              78
Other income, net................................................                260              482
                                                                             -------          -------
   Income (loss) before income taxes.............................             (1,440)             560
Income tax expense (benefit).....................................               (484)             196
                                                                             -------          -------
   Net income (loss).............................................            $  (956)         $   364
                                                                             =======          =======
Basic and diluted income (loss) per share........................             $(0.09)           $0.03
                                                                             =======          =======
Shares used in basic per share calculation.......................             10,916           10,909
Shares used in diluted per share calculation.....................             10,916           10,972

   Net income (loss).............................................            $  (956)         $   364

Other comprehensive income (loss):
 Foreign currency translation losses.............................               (136)             (85)
                                                                             -------          -------
   Total other comprehensive income (loss).......................            $(1,092)         $   279
                                                                             =======          =======

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           ROGUE WAVE SOFTWARE, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS, UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                      ----------------------
                                                                                        2001          2000
                                                                                      --------      --------
Cash flows from operating activities:
   Net income (loss)...........................................................       $  (956)       $   364
   Adjustments to reconcile net income (loss) to net cash from (used in)
   operating activities:
   Depreciation and amortization...............................................           987            916
   Loss on disposal of assets..................................................            45             --
   Changes in assets and liabilities:
    Accounts receivable........................................................         1,280           (435)
    Prepaid expenses and other current assets..................................          (154)           230
    Deferred income taxes......................................................          (506)            --
    Other noncurrent assets....................................................            48            (48)
    Accounts payable and accrued expenses......................................          (662)          (841)
    Deferred revenue...........................................................        (1,757)            32
                                                                                      -------        -------
      Net cash from (used in) operating activities.............................        (1,675)           218
                                                                                      -------        -------
Cash flows from investing activities:
    Short-term investments.....................................................          (114)        (5,101)
    Equipment acquisitions.....................................................          (363)          (712)
                                                                                      -------        -------
      Net cash used in investing activities....................................          (477)        (5,813)
                                                                                      -------        -------
Cash flows from financing activities:
    Treasury stock purchase....................................................          (939)            --
                                                                                      -------        -------
      Net cash from financing activities.......................................          (939)            --
                                                                                      -------        -------
Effect of exchange rate changes on cash and cash equivalents...................          (115)            16
                                                                                      -------        -------
      Net change in cash and cash equivalents..................................        (3,206)        (5,579)
Cash and cash equivalents at beginning of period...............................        17,047         21,823
                                                                                      -------        -------
Cash and cash equivalents at end of period.....................................       $13,841        $16,244
                                                                                      =======        =======


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           ROGUE WAVE SOFTWARE, INC.
                                    NOTES TO
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)


1.   Basis of Presentation

        The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. Certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with Rogue Wave Software, Inc.'s ("Rogue Wave" or the "Company") consolidated financial statements and notes thereto (the "Consolidated Financial Statements") for the year ended September 30, 2001, included in the Company's annual report on Form 10-K. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending September 30, 2002.

2.   Revenue Recognition

        The Company derives revenues from licensing its software products and providing related maintenance and support, and training and consulting services. License revenue is recognized according to the criteria of SOP 97-2, as amended. Revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and collection of the resulting receivable is probable. Maintenance and service revenue includes maintenance revenue that is deferred and recognized ratably over the maintenance period. Service revenue, including training and consulting services, is recognized as services are performed. In instances where the Company enters into customized software consulting contracts, the fees are recognized using the percentage of completion method of contract accounting in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Product-Type Contracts".

3.   Basic and Diluted Earnings (Loss) Per Share

        Basic earnings (loss) per share for the three months ended December 31, 2001 and 2000 is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method unless the impact is anti-dilutive. The difference between basic earnings per share and diluted earnings per share is due to the effect of outstanding stock options. For the three months ended December 31, 2000, the dilutive effect of outstanding options was 63 shares. As a result of the net loss incurred for the three months ended December 31, 2001, all options are anti-dilutive and, accordingly, the number of shares used in computing the basic and diluted shares is the same. For the three months ended December 31, 2001, options to acquire 55 shares were excluded from the calculation because of their anti-dilutive effect.

        Calculation of basic and diluted income (loss) per share is as follows:

                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                          -------------------------
                                                                             2001             2000
                                                                           -------          -------
Numerator:
 Net income (loss)................................................         $  (956)         $   364
                                                                           =======          =======
Denominator:
 Historical common shares outstanding for basic and diluted
  income (loss) per share at beginning of period..................          11,090           10,909
 Weighted average number of common equivalent shares purchased
  during the period...............................................            (174)              --
                                                                           -------          -------
 Denominator for basic and diluted income (loss) per share -
  weighted average shares.........................................          10,916           10,909
                                                                           =======          =======
 Incremental common shares attributable to shares issuable under
  equity incentive plans (Treasury Stock Method)..................              --               63
                                                                           -------          -------
 Denominator for diluted net income (loss) per share - weighted
  average shares..................................................          10,916           10,972
                                                                           =======          =======
 Basic and diluted earnings (loss) per share......................          $(0.09)           $0.03
                                                                           =======          =======

4.   Common Stock Repurchase

        In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its Common Stock. At December 31, 2001, the Company had repurchased 312,700 shares for $939, at prices ranging from $2.50 - $3.48 per share.

5.   Restructuring and Severance

  Stingray

        In early May 2001, as part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit. As part of this restructuring, during the three months ended June 30, 2001, the Company recognized a restructuring charge of $621, related primarily to severance costs associated with the termination of approximately 50 employees as well as certain closure costs, including those related to facility lease costs. In the fourth fiscal quarter of 2001, the Company incurred additional restructuring costs of $456 as a result of an asset impairment charge and finalization of severance costs; resulting in a total of $1,077 restructuring charge in fiscal year 2001. The asset impairment charge was the result of the Company's review of its furniture and fixtures in the Stingray facility. The carrying amount of the assets prior to the asset impairment charge was $402 and the Company plans to dispose of the assets before the end of fiscal 2002. The Stingray products, which primarily consist of development tools for Windows Programmers, will continue to be sold and supported by the Company.

        The following table summarizes restructuring costs by primary component and related reserve at December 31, 2001. The remaining restructuring reserve of $111 at December 31, 2001 is expected to be paid by March 31, 2002.

                                                      EMPLOYEE
                                                    SEVERANCE &      SITE CLOSURE
                                                      RELATED            COSTS           OTHER          TOTAL
                                                  -----------------------------------------------------------------
Stingray restructuring estimate at
  May 31, 2001............................            $ 432              $154           $ 35          $ 621
Cash payments.............................             (314)               --            (29)          (343)
                                                      -----              ----           ----          -----
Balance at June 30, 2001..................              118               154              6            278
Cash payments.............................              (84)              (69)            (6)          (159)
Adjustments for revised estimates.........              132                --             --            132
                                                      -----              ----           ----          -----
Balance at September 30, 2001.............              166                85             --            251
Cash payments.............................              (55)              (84)            --           (139)
Adjustments for revised estimates.........               (1)               --             --             (1)
                                                      -----              ----           ----          -----
Balance at December 31, 2001..............            $ 110              $  1           $ --          $ 111
                                                      =====              ====           ====          =====

  Severance

        During the three months ended December 31, 2001, the employment of two senior managers was terminated. As a result, the Company recognized and reserved approximately $505 in severance costs for the three months ended December 31, 2001.

6. Foreign Exchange Contracts

        The Company accounts for foreign exchange contracts under Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including foreign exchange forward contracts.

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

        The notional amount of foreign exchange contracts outstanding at December 31, 2001 was $909 with a fair value of $4. The fair value of the forward contracts is estimated based on quoted exchange rates at December 31, 2001. The effective or unrealized gain related to the outstanding contracts was $6 and the ineffective or realized gain was $11 at December 31, 2001. Also during the three months ended December 31, 2001 and 2000, certain foreign currency contracts matured resulting in a total realized net gain of $4 and $64, respectively.

7.   Worldwide Operations

        Revenue by geographic area for the three months ended December 31, 2001 and 2000 was 69% and 70% in the United States, 22% and 29% in Europe, and 9% and 1% in Japan, respectively.

        Information regarding worldwide operations is as follows:

                                                        UNITED
                                                        STATES    EUROPE     JAPAN     ELIMINATIONS     TOTAL
                                                       --------   -------   --------   -------------   --------
December 31, 2001, and for the quarter then ended:
 Revenue to unaffiliated customers..................   $ 8,234    $2,599     $1,113         $    --    $11,946
 Intercompany transfers.............................     1,372        --         --          (1,372)        --
                                                       -------    ------     ------         -------    -------
  Net revenue.......................................     9,606     2,599      1,113          (1,372)    11,946
 Operating income (loss)............................    (2,007)      (71)       378              --     (1,700)
 Long-lived assets..................................     4,299       320         --              --      4,619

December 31, 2000, and for the quarter then ended:
 Revenue to unaffiliated customers..................   $ 9,971    $4,212     $  112         $    --    $14,295
 Intercompany transfers.............................     1,680        --         --          (1,680)        --
                                                       -------    ------     ------         -------    -------
  Net revenue.......................................    11,651     4,212        112          (1,680)    14,295
 Operating income (loss)............................      (794)      914        (42)             --         78
 Long-lived assets..................................     4,646       475         51              --      5,172

8.   New Accounting Pronouncements

        On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator and all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective with adoption, goodwill will no longer be subject to amortization. SFAS 142 will be effective for the Company for fiscal year beginning October 1, 2002. Management does not believe adoption of these statements will have a material impact on the Company's financial position, results of operations or cash flows.

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires entities to record the then fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability will continue to be accreted to the fair value at the time of settlement over the useful life of the asset with the capitalized cost being depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company beginning fiscal year October 1, 2002. Management does not believe that this statement will have a material impact on the Company's financial position, results of operations, or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section "Risk Factors" and "Business" in the Company's Annual Report on Form 10-K for the year ended September 30, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussions should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

OVERVIEW

     Rogue Wave was founded in 1989, and is a leading provider of object-oriented software technology. Customers around the world rely on Rogue Wave products to build comprehensive application solutions. Rogue Wave believes that application development efforts are most effective when businesses are able to concentrate on the domain specific application capabilities that enables them to differentiate themselves from their competitors. Rogue Wave offers proven software components and frameworks that enhance developer productivity for implementing common application functionality. The Company's software also handles the complex architectural issues key to successful application implementation, but which most often fall outside a company's in-house development expertise. Rogue Wave is committed to providing products and services that reduce the effort, time to market, and overall project risk associated with the development of comprehensive application solutions.

     To date, the Company's revenue has been derived from licenses of its software products and related maintenance, training and consulting services. License revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and when collection of the resulting receivable is probable. Allowances for credit risk and for estimated future returns are provided upon shipment. Returns to date have not been material. Service and maintenance revenue consists of fees that are charged separately from the product licenses. Maintenance revenue consists of fees for ongoing support and product updates and is recognized ratably over the term of the contract, which is one to three years. Service revenue consists of training and consulting services and, when appropriate, is recognized utilizing the percentage of completion revenue recognition method. The Company's revenue recognition policies are in compliance with SOP 97-2, as amended, and 98-9, related to Software Revenue Recognition.

     The Company's products are marketed to information technology development managers, independent software vendors, value added resellers, original equipment manufacturers and professional programmers in all industry and geography segments. The Company's products are designed to enable customers to construct robust applications faster, with higher quality, and lower risk, resulting in significant cost savings. These products provide customers with greater independence from hardware platforms, operating systems and other vendor-specific dependencies.

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

International Operations

     Rogue Wave continues to develop its worldwide presence. International revenue accounted for approximately 31% and 30% for the three months ended December 31, 2001 and 2000, respectively. Since 1996, the Company has expanded its European operations with distribution channels in the United Kingdom, Germany, France, Italy and the Benelux countries. In 2000, the Company established offices in Japan and Hong Kong. The Company anticipates further expansion in foreign countries, including the Australian and Asian markets, and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.

     The majority of the Company's international revenue is generated primarily by the Company's European subsidiaries. The Company has entered into forward foreign exchange contracts to reduce certain risks associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of net revenue represented by certain line items in the Company's Condensed Consolidated Statements of Operations.


                                                                                   THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                  -----------------------
                                                                                   2001              2000
Revenue:
 License revenue.....................................................                51%               47%
 Service and maintenance revenue.....................................                49                53
                                                                                   ----              ----
   Total revenue.....................................................               100               100
                                                                                   ----              ----
Cost of revenue:
 Cost of license revenue.............................................                 1                 2
 Cost of service and maintenance revenue.............................                17                20
                                                                                   ----              ----
   Total cost of revenue.............................................                18                22
                                                                                   ----              ----
   Gross profit......................................................                82                78
                                                                                   ----              ----
Operating expenses:
 Product development.................................................                27                26
 Sales and marketing.................................................                50                43
 General and administrative..........................................                14                 8
 Severance and goodwill amortization.................................                 5                --
                                                                                   ----              ----
   Total operating expenses..........................................                96                77
                                                                                   ----              ----
   Income (loss) from operations.....................................               (14)                1
Other income, net....................................................                 2                 3
                                                                                   ----              ----
   Income (loss) before income taxes.................................               (12)                4
Income tax expense (benefit).........................................                (4)                1
                                                                                   ----              ----
   Net income (loss).................................................               (8)%                3%
                                                                                   ====              ====


Revenue

     Total revenue for the three months ended December 31, 2001 and 2000 was $11.9 million and $14.3 million, respectively, representing a decrease of 16%. License revenue decreased $718 or 11% compared to the same quarter last year. The decrease in license revenue is due to the expected softness in overall demand primarily resulting from a weakened economy and a lengthening of the sales cycle for the SourcePro products, launched in May 2001.

     Service and maintenance revenue for the three months ended December 31, 2001 and 2000 was $5.9 million and $7.5 million, respectively, representing a decrease of $1.6 million or 22%. The decrease in service and maintenance revenue was primarily attributable to the decrease in revenue received from two significant customized consulting contracts signed in the first quarter of 2001. Although the initial projects were comprised entirely of consulting revenue, the Company expects future sales of the finished resulting application to increase license revenue.

Cost of Revenue

     Cost of license revenue consists primarily of amortization of purchased software, materials, packaging and freight expense. Cost of license revenue for the three months ended December 31, 2001 and 2000 was $169 and $259, respectively, representing a decrease of $90 or 35%. The decrease in cost of license revenue during the three months ended December 31, 2001 is primarily the result of a decrease in the number of manuals produced due to an increase in product offerings delivered through the Internet versus physically shipped as well as a decrease in purchased software amortization costs.

     Cost of service and maintenance revenue consists primarily of personnel related and facilities costs incurred in providing customer support and training services as well as third party costs incurred in providing training and consulting services. Cost of service and maintenance revenue for the three months ended December 31, 2001 and 2000 was $2.0 million and $2.9 million, respectively, representing a decrease of $911 or 31%. The decrease in the three months ended December 31, 2001 cost of service and maintenance revenue was due primarily to a decrease in the utilization of third-party consulting services and the additional costs associated with two significant customized software consulting contracts entered into in the first quarter of fiscal 2001. The Company expects that the cost of such revenue will increase as a percentage of total revenue in fiscal 2002.

Operating Expenses

     Product development expenses for the three months ended December 31, 2001 and 2000 were $3.2 million and $3.8 million, respectively, representing a decrease of $550 or 14%. As a percent of revenue, product development expense for the three months ended December 31, 2001 and 2000 was 27% and 26%, respectively. While the Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will continue to increase, the Company does not believe such expenses will increase as a percentage of total revenue for fiscal 2002. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred.

     Sales and marketing expenses for the three months ended December 31, 2001 and 2000 were $6.0 million and $6.1 million, respectively, representing a decrease of $62 or 1%. As a percentage of total revenue, sales and marketing expenses were 50% and 43%, respectively. The current fiscal year decreases in sales and marketing expense is due to the decrease in sales and marketing personnel and related costs. While the Company expects that sales and marketing expenses will grow, the Company does not believe such expenses will increase as a percentage of total revenue for fiscal 2002.

     General and administrative expenses for the three months ended December 31, 2001 were $1.6 million as compared to $1.1 million for the three months ended December 31, 2000, representing an increase of $480 or 48%. Overall, general and administrative expenses increased when compared to the same period in the prior fiscal year, as a result of a decrease of approximately $575 in certain reserves in the first quarter of fiscal 2001, following the resolution of various potential employment and product distribution contract issues. Expenses are not expected to vary significantly as a percentage of total revenue for fiscal 2002.

     Severance and goodwill expenses totaling approximately $562 were recognized during the three months ended December 31, 2001. The Company incurred severance of $505 for the termination of two senior managers and approximately $57 related to goodwill amortization.

Other Income, Net

     Other income for the three months ended December 31, 2001 and 2000 primarily consists of interest income on the Company's cash, cash equivalents and short-term investments. The decrease in other income of $222 or 46% for the three months ended December 31, 2001, compared to the three months ended December 31, 2000, is primarily due to a decrease in investments and interest rates during the current fiscal quarter as compared to the same fiscal quarter last year.

Income Tax Expense (Benefit)

     Income taxes for the three month period ended December 31, 2001 are provided during interim periods based on the expected tax rate for the year. The provision for income taxes for the three month period ended December 31, 2001, is based on an estimated annual effective tax rate of approximately 34%, which is applied to the income (loss) before income taxes and includes federal, state and foreign income taxes.

     The Company has recorded a deferred tax asset of $4,123 reflecting the benefit of $6,274 loss carryforwards and various tax credits and temporary differences, which expire in varying amounts between 2003 and 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

LIQUIDITY AND CAPITAL RESOURCES

     The decrease in cash flows from operations during the three months ended December 31, 2001 compared to the three months ended December 31, 2000 was primarily due to the net loss and a decrease in deferred revenue. The decrease in deferred revenue is due to the timing of the completion of contracts with a decrease in new maintenance, support and service revenue signed in the first quarter of 2002 compared to the preceding quarters.

     The Company's investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. During the three months ended December 31, 2001, net cash used in investing activities was $477 million, which included the purchase of short-term investments of $114 and the purchase of equipment of $363.

     In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its Common Stock. At December 31, 2001, the Company had repurchased 312,700 shares for $939 at prices ranging from $2.50 - $3.48 per share.

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

     Our future operating results are difficult to predict due to a variety of factors, many of which are outside of our control. These factors include:

 .    overall economic conditions of the US and the rest of the world;
 .    demand for our products and services;
 .    level of product and price competition;
 .    size, type and timing of individual license transactions;
 .    delay or deferral of customer implementations;
 .    our success in expanding our direct sales force and indirect distribution channels;
 .    timing of new product introductions and product enhancements;
 .    levels of international sales;
 .    changes in our pricing policy or that of our competitors;
 .    publication of opinions about us, our products and object-oriented, component technology by industry analysts;
 .    our ability to retain key employees and hire new employees;
 .    our ability to develop and market new products and control costs; and
 .    our ability to effectively deploy our new strategy including our new business model.

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

WE CANNOT PREDICT WHETHER THE MARKET ACCEPTANCE FOR C++ AND VISUAL C++/MFC WILL CONTINUE TO GROW.

     Our product lines are designed for use in object-oriented software application development. To date, a substantial majority of our revenue has been attributable to sales of products and related maintenance and consulting services associated with C++ programming and development. We believe that, while the market for object-oriented technology is maturing, optimization of the C++ solutions through realignment of products and services coupled with the pursuit of unsaturated markets in Asia, Europe, Australia and Latin America, will serve to enhance future revenue. However, object-oriented programming languages are very complex and the number of software developers using them is relatively small compared to the number of developers using other software development technology. Our financial performance will depend in part upon continued growth in object-oriented technology and markets and the development of standards that our products address. There can be no assurance that the market will continue to grow or that we will be able to respond effectively to the evolving requirements of the market.

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

     As of December 31, 2001, the Company had short-term investments of $17.3 million, of which $11.9 million were held to maturity and $5.4 million were held available for sale. All investments have maturities of less than 360 days when acquired. Short-term investments consist primarily of highly rated credit and highly liquid corporate notes and commercial paper. A reasonable reduction in overall interest rates would not have a material effect on the fair value of the investments or the financial position of the Company.

     Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall foreign currency rate exposure at December 31, 2001, movements in foreign currency rates would not materially affect the financial position of the Company. At December 31, 2001, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $909.
See Note 6 of Notes to Condensed Consolidated Financial Statements.

PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER              DESCRIPTION OF DOCUMENT
-------             -----------------------
2.1(1) Agreement and Plan of Reorganization between Registrant, Inmark Development Corporation and RW Acquisitions, Inc., dated as of September 19, 1995.

2.2(2) Agreement and Plan of Merger between the Registrant and Rogue Wave Software, Inc., an Oregon corporation, dated as of November 21, 1996.

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

10.4(1) Lease Agreement between Registrant and the State of Oregon, dated May 1, 1996.

10.5(1) Lease Agreement between the Registrant and the Landmark, dated April 22, 1996.

10.6(7) Home Loan Agreement between Registrant and Michael Scally, dated January 7, 1998.

10.7(7) Home Loan Agreement between Registrant and Robert Holburn, dated February 2, 1998.

10.8(10) Separation & Release Agreement between Registrant and Michael Ernst, dated November 15, 1999.

10.9(10) Separation & Release Agreement between Registrant and Robert Holburn, dated January 3, 2000.

10.10(10)  Separation & Release Agreement between Registrant and Michael
           Foreman, dated May 1, 2000.

10.11(10)  Separation & Release Agreement between Registrant and Harold Julsen, dated December 6, 2000.

10.12(10)  1997 Equity Incentive Plan, as amended on January 18, 2001.

10.13(11)  Separation & Release Agreement between Registrant and John D.
           Iacobucci, dated October 9, 2001.
_________________

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, as amended (No. 333-13517)

(2) Filed as an Exhibit to the Registrant's quarterly report on Form 10Q for the quarter ended December 31, 1996.

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

(8) Filed as an Exhibit to the Registrant's Proxy Statement on Schedule 14! And filed on December 10, 1998.

(9) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 1999.

(10) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 2000.

(11) Filed as an Exhibit to the Registrant's quarterly report on Form 10-Q for the quarter ended December 31, 2001.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ROGUE WAVE SOFTWARE, INC.
                                (Registrant)



Date:  February 13, 2002        /s/ Merle A.Waterman
                                ----------------------------------------
                                MERLE A. WATERMAN
                                VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                AND SECRETARY