Form 10-Q
period 2002-03-31
ROGUE WAVE SOFTWARE INC /OR/
filed 2002-05-15
CIK 1023184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-28900

ROGUE WAVE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-1064214
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5500 Flatiron Parkway, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

(303) 473-9118
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common Stock, $0.001 par value	11,098,516

ROGUE WAVE SOFTWARE, INC.

FORM 10-Q

I NDEX

PART I—FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2002	September 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,097	$17,047
Short-term investments	17,663	17,150
Accounts receivable, net	11,245	12,193
Prepaid expenses and other current assets	803	940
Deferred income taxes	3,258	2,828

Total current assets	44,066	50,158
Deferred income taxes	1,162	789
Equipment, net	3,926	5,114
Other assets, net	559	776

Total assets	$49,713	$56,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380	$821
Accrued expenses	5,892	6,927
Deferred revenue	9,257	11,801

Total current liabilities	15,529	19,549

Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	40,199	41,573
Accumulated deficit	(5,470)	(4,030)
Accumulated other comprehensive loss	(556)	(266)

Total stockholders’ equity	34,184	37,288

Total liabilities and stockholders’ equity	$49,713	$56,837

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(in thousands, except per share data, unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Revenue:
License revenue	$6,721	$7,681	$12,791	$14,469
Service and maintenance revenue	5,311	7,338	11,186	14,845

Total revenue	12,032	15,019	23,977	29,314
Cost of revenue:
Cost of license revenue	123	220	292	479
Cost of service and maintenance revenue	1,915	3,536	3,921	6,452

Total cost of revenue	2,038	3,756	4,213	6,931

Gross profit	9,994	11,263	19,764	22,383
Operating expenses:
Product development	3,361	3,738	6,606	7,532
Sales and marketing	5,392	6,510	11,429	12,610
General and administrative	1,555	1,714	3,182	2,861
Restructuring, severance and goodwill amortization	483	640	1,045	640

Total operating expenses	10,791	12,602	22,262	23,643

Loss from operations	(797)	(1,339)	(2,498)	(1,260)
Other income, net	214	333	474	815

Loss before income taxes	(583)	(1,006)	(2,024)	(445)
Income tax benefit	(99)	(353)	(584)	(157)

Net loss	$(484)	$(653)	$(1,440)	$(288)

Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.13)	$(0.03)

Shares used in share calculations	10,740	10,966	10,830	10,937
Net loss	$(484)	$(653)	$(1,440)	$(288)
Other comprehensive loss:
Foreign currency translation losses	(154)	(430)	(290)	(414)

Total comprehensive loss	$(638)	$(1,083)	$(1,730)	$(702)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,440)	$(288)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	1,901	1,733
Loss on disposal of assets	64	—
Changes in assets and liabilities:
Accounts receivable	862	(2,126)
Prepaid expenses and other current assets	134	(44)
Deferred income taxes	(803)	—
Other noncurrent assets	146	(225)
Accounts payable and accrued expenses	(1,357)	(135)
Deferred revenue	(2,432)	165

Net cash from operating activities	(2,925)	(920)

Cash flows from investing activities:
Short-term investments	(705)	(5,365)
Equipment acquisitions	(513)	(1,261)

Net cash from investing activities	(1,218)	(6,626)

Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	22	2
Proceeds from exercise of stock options	191	408
Treasury stock purchase	(1,646)	—

Net cash from financing activities	(1,433)	410

Effect of exchange rate changes on cash and cash equivalents	(374)	(414)

Net change in cash and cash equivalents	(5,950)	(7,550)
Cash and cash equivalents at beginning of period	17,047	21,823

Cash and cash equivalents at end of period	$11,097	$14,273

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with Rogue Wave Software, Inc.’s (“Rogue Wave” or the “Company”) consolidated financial statements and notes thereto (the “Consolidated Financial Statements”) for the year ended September 30, 2001, included in the Company’s annual report on Form 10-K. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending September 30, 2002.

2.    Revenue Recognition

The Company derives revenues from licensing its software products and providing related maintenance and support, and training and consulting services. License revenue is recognized according to the criteria of SOP 97-2, as amended. Revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, shipment or electronic delivery of the product, and collection of the resulting receivable is probable. The Company considers fees relating to arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Maintenance and service revenue includes maintenance revenue that is deferred and recognized ratably over the maintenance period. Service revenue, including training and consulting services, is recognized as services are performed. In instances where the Company enters into customized software consulting contracts, the fees are recognized using the percentage of completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts”.

3.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The counter parties to the agreements relating to the Company’s cash equivalents and short-term investments consist of various major corporations and financial institutions of high credit standing. The Company’s receivables are derived primarily from the sales of software products and services to customers in diversified industries as well as distributors in the United States and foreign markets. As of March 31, 2002, our accounts receivable balance was $11.2 million, net of allowance for collection of doubtful accounts and sales returns of approximately $1.1 million. One customer accounted for 16% of the gross accounts receivable balance at March 31, 2002. There were no other customers that accounted for 10% or more of revenue for the three and six months ended March 31, 2002.

4.    Basic and Diluted Loss Per Share

Basic loss per share for the three and six months ended March 31, 2002 and 2001 is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is

ROGUE WAVE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method unless the impact is anti-dilutive. As a result of the net loss incurred for the three and six months ended March 31, 2002 and 2001, all options are anti-dilutive and, accordingly, the number of shares used in computing the basic and diluted shares is the same. For the three and six months ended March 31, 2002 and 2001, options to acquire 55,000 and 75,000, and 66,000 and 65,000 shares, respectively, were excluded from the calculation because of their anti-dilutive effect.

Calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Numerator:
Net loss	$(484)	$(653)	$(1,440)	$(288)

Denominator:
Historical common shares outstanding for basic and diluted loss per share at beginning of period	10,781	10,909	11,090	10,909
Weighted average number of common equivalent shares purchased during the period	(92)	—	(288)	—
Weighted average number of common equivalent shares issued during the period	51	57	28	28

Denominator for basic and diluted loss per share—weighted average shares	10,740	10,966	10,830	10,937

Basic and diluted loss per share	$(0.05)	$(0.06)	$(0.13)	$(0.03)

5.    Common Stock Repurchase

In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its Common Stock. At March 31, 2002, the Company had repurchased 525,000 shares for $1.6 million, at prices ranging from $2.50–$3.65 per share.

6.    Restructuring and Severance

Strategic Realignment

During the second quarter of fiscal year 2002, the Company announced a realignment of its corporate strategy, to include an aggressive focus on expansion in Europe, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its new international business focus, on March 29, 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in a workforce reduction of approximately 10 percent, or 30 employees. As a result, during the quarter, the Company recognized a one-time severence related charge of approximately $352,000 which is expected to be paid during the quarter ended June 30, 2002. These actions, along with other cost reduction measures, are expected to reduce future operational expenses by approximately $2 million quarterly, or 15% of total expenses.

ROGUE WAVE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance

During the six months ended March 31, 2002, the employment of two certain senior managers was terminated. As a result, the Company recognized approximately $505,000 in severance costs in December 2001 and $112,000 in the second quarter of fiscal 2002.

Stingray Restructuring

In early May 2001, as part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit. As part of this restructuring, during the three months ended June 30, 2001, the Company recognized a restructuring charge of $621,000, related primarily to severance costs associated with the termination of approximately 50 employees as well as certain closure costs, including those related to facility lease costs. In the fourth fiscal quarter of 2001, the Company incurred additional restructuring costs of $456,000 as a result of an asset impairment charge and finalization of severance costs. The asset impairment charge was the result of the Company’s review of its furniture and fixtures in the Stingray facility. The carrying amount of the assets prior to the asset impairment charge was $402,000 and the Company plans to dispose of the assets before the end of fiscal 2002. In the second fiscal quarter of 2002, the Company incurred an additional $7,000 for certain final closure costs; resulting in a total of $1.1 million restructuring charge for both fiscal year 2001 and 2002. The Stingray products, which primarily consist of development tools for Windows Programmers, will continue to be sold and supported by the Company.

The following table summarizes restructuring costs by primary component at March 31, 2002 (in thousands):

	Employee Severance & Related	Site Closure Costs	Other	Total
Stingray restructuring estimate at May 31, 2001	$432	$154	$35	$621
Cash payments	(314)	—	(29)	(343)

Balance at June 30, 2001	118	154	6	278
Cash payments	(84)	(69)	(6)	(159)
Adjustments for revised estimates	132	—	—	132

Balance at September 30, 2001	166	85	—	251
Cash payments	(55)	(84)	—	(139)
Adjustments for revised estimates	(1)	—	—	(1)

Balance at December 31, 2001	110	1	—	111
Cash payments	(110)	(8)	—	(118)
Adjustments for revised estimates	—	7	—	7

Balance at March 31, 2002	$—	$—	$—	$—

7.    Foreign Exchange Contracts

The Company accounts for foreign exchange contracts under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including foreign exchange forward contracts.

The Company enters into foreign exchange forward contracts to hedge certain operational and balance sheet exposures, primarily intercompany royalty fees, from changes in foreign currency exchange rates. At inception, such contracts are designated as cash flow hedges. To achieve hedge

ROGUE WAVE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposure and comply with established company risk management policies. The Company does not enter into any derivative transactions for speculative purposes. Hedging contracts generally mature within 60 to 425 days.

When hedging the intercompany receivable exposure, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the period in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of the gain or loss is reported in current period earnings immediately. The realized gains and losses are recorded in “Other income-net” in the consolidated statement of operations.

The notional amount of foreign exchange contracts outstanding at March 31, 2002 was $909,000 with a fair value of $(26,000). The fair value of the forward contracts is estimated based on quoted exchange rates at March 31, 2002. The effective or unrealized gain related to the outstanding contracts was $36,000 and the ineffective or realized gain was $11,000 at March 31, 2002. Also during the six months ended March 31, 2002 and 2001, certain foreign currency contracts matured resulting in a total realized net gain of $4,000 and $98,000, respectively, of which $0 and $34,000 were recognized in the second quarters of fiscal 2002 and 2001, respectively.

8.    Worldwide Operations

Revenue by geographic area for the three months ended March 31, 2002 and 2001 was 79% and 74% in the United States, 19% and 25% in Europe, and 1% and 2% in Japan, respectively.

Information regarding worldwide operations is as follows (in thousands):

	United States	Europe	Japan	Eliminations	Total
March 31, 2002, and for the quarter then ended:
Revenue to unaffiliated customers	$9,529	$2,333	$170	$—	$12,032
Intercompany transfers	845	—	—	(845)	—

Net revenue	10,374	2,333	170	(845)	12,032
Operating income (loss)	(793)	50	(54)	—	(797)
Long-lived assets	3,639	284	3	—	3,926
March 31, 2001, and for the quarter then ended:
Revenue to unaffiliated customers	$11,189	$3,744	$86	$—	$15,019
Intercompany transfers	1,344	—	—	(1,344)	—

Net revenue	12,533	3,744	86	(1,344)	15,019
Operating income (loss)	(1,739)	577	(177)	—	(1,339)
Long-lived assets	4,839	428	—	—	5,267

ROGUE WAVE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic area for the six months ended March 31, 2002 and 2001 was 74% and 72% in the United States, 21% and 27% in Europe, and 5% and 1% in Japan, respectively.

Information regarding worldwide operations is as follows (in thousands):

	United States	Europe	Japan	Eliminations	Total
March 31, 2002, and for the six months then ended:
Revenue to unaffiliated customers	$17,762	$4,932	$1,283	$—	$23,977
Intercompany transfers	2,218	—	—	(2,218)	—

Net revenue	19,980	4,932	1,283	(2,218)	23,977
Operating income (loss)	(2,730)	(21)	253	—	(2,498)
Long-lived assets	3,639	284	3	—	3,926
March 31, 2001, and for the six months then ended:
Revenue to unaffiliated customers	$21,160	$7,956	$198	$—	$29,314
Intercompany transfers	3,024	—	—	(3,024)	—

Net revenue	24,184	7,956	198	(3,024)	29,314
Operating income (loss)	(2,532)	1,491	(219)	—	(1,260)
Long-lived assets	4,839	428	—	—	5,267

9.    New Accounting Pronouncements

On June 30, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator and all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective with adoption, goodwill will no longer be subject to amortization. SFAS 142 will be effective for the Company for fiscal year beginning October 1, 2002. Management does not believe adoption of these statements will have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires entities to record the then fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability will continue to be accreted to the fair value at the time of settlement over the useful life of the asset with the capitalized cost being depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company beginning fiscal year October 1, 2002. Management does not believe that this statement will have a material impact on the Company’s financial position, results of operations, or cash flows.

ROGUE WAVE SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and replaces the accounting and reporting provisions for segments of a business to be disposed of under Accounting Principles Board (“APB”) Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not expected to be recoverable from its undiscounted cash flows. SFAS 144 requires that long-lived assets to be disposed of, other than by sales, be considered held and used until actually disposed of and requires that depreciable lives be revised in accordance with APB Opinion No. 20, “Accounting Changes.” SFAS 144 also requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less selling costs, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of or is classified as held for sale. The provisions of SFAS 144 are effective for the Company for the fiscal year beginning October 1, 2002. Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

Item  2.     Management’s Discussion and Analysis af Financial Condition and Results of Operations

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section “Risk Factors” and “Business” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussions should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

Overview

Rogue Wave was founded in 1989, and is a leading provider of object-oriented software technology. Customers around the world rely on Rogue Wave products to build comprehensive application solutions. Rogue Wave believes that application development efforts are most effective when businesses are able to concentrate on the domain specific application capabilities that enables them to differentiate themselves from their competitors. Rogue Wave offers proven software components and frameworks that enhance developer productivity for implementing common application functionality. The Company’s software also handles the complex architectural issues key to successful application implementation, but which most often fall outside a company’s in-house development expertise. Rogue Wave is committed to providing products and services that reduce the effort, time to market, and overall project risk associated with the development of comprehensive application solutions.

The Company’s products are marketed to information technology development managers, independent software vendors, value added resellers, original equipment manufacturers and professional programmers in all industry and geography segments. The Company’s products are designed to enable customers to construct robust applications faster, with higher quality, and lower risk, resulting in significant cost savings. These products provide customers with greater independence from hardware platforms, operating systems and other vendor-specific dependencies.

The Rogue Wave Strategy and Business Model

Rogue Wave’s strategic objective is to provide technology and services that allow customers to optimize productivity when building software solutions to address their business requirements. Simply, the Company strives to create products that efficiently and effectively align underlying information technology with a customers’ application of that technology.

Core Technology—SourcePro C++

The Company’s history is rich in object oriented C++, the language of choice for large scale, business critical applications. During fiscal 2001, Rogue Wave announced the launch of the SourcePro C++ product line, reflecting a substantive alteration to the Company’s core products and business model. The SourcePro C++ products, which integrate the majority of formerly offered Rogue Wave C++ component technology as well as features not previously available, are designed to provide more comprehensive solutions while optimizing the use of the Company’s core C++ products. SourcePro C++ is comprised of four products: SourcePro Core, SourcePro DB, SourcePro Net and SourcePro Analysis. Pricing of the SourcePro C++ products is based on a customer value model, which considers scope of deployment, including operating systems, in contrast to the historically employed “license per developer” approach. Overall, the model allows customers greater flexibility in their utilization of the Company’s products. Additionally, the Company has made significant investment in Java and XML initiatives. Most recently, Rogue Wave has initiated the pursuit of two new technologies, the first addressing the Web integration needs of the C++ developer and the second involving an Internet shared memory space for transparent collaborative applications, providing an area on the Internet where XML documents can be written or read, subject to appropriate security constraints. These core products represent the foundation of the Company’s technological sophistication and capabilities.

Evolution of the market place has created the need for higher order solutions. We believe that customers are less interested in atomic software components and more interested in technology suites and frameworks that address a higher percentage of their needs. We believe that customer purchasing practices have migrated away from the individual developer, with a greater focus on project, division or enterprise requirements. Further, to better position itself in the market, the Company is also aggressively pursuing partnership opportunities with some of the world’s leading technology companies. Rogue Wave’s technological history is deep and highly regarded by its clients and the technological community. By better aligning the Company’s current products, and more importantly, its product development efforts with the world’s leading companies, Rogue Wave expects to have greater success building solutions that solve real world business problems that meets our customer’s needs.

The majority of the Company’s international revenue is generated primarily by the Company’s European subsidiaries. The Company has entered into forward foreign exchange contracts to reduce certain risks associated with currency fluctuations. Although exposure to currency fluctuations to date has been insignificant, to the extent international revenue is denominated in local currencies, foreign currency translations may contribute to significant fluctuations in, and could have a material adverse effect upon, the Company’s business, financial condition and results of operations. See “Factors That May Affect Future Results.”

Strategic Realignment—Globalization

During the second quarter of fiscal year 2002, the Company announced a realignment of its corporate strategy, to include an aggressive focus on expansion in Europe, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its new international business focus, on March 29, 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in a workforce reduction of approximately 10 percent, or 30 employees. As a result of the restructuring plan, the Company recognized a one-time charge of approximately $352,000 during the second quarter of fiscal year 2002. These actions, along with other cost reduction measures, are expected to reduce future operational expenses by approximately $2 million quarterly, or 15% of total expenses.

Additionally, as part of this restructuring plan and to better meet the needs of our customers, the Company has established three separate regional operations, the Americas, EMEA (Europe) and Asia Pacific in an effort to drive autonomy and greater accountability. During the current period, the Company opened an office in Australia and increased its resources in Europe and other areas of the Asia Pacific region. The Company anticipates further expansion in foreign countries, including within the Asian markets, and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. There can be no assurance, however, that the

Company will be able to maintain or increase international market demand for its products. See “Factors that May Affect Future Results” for additional risk factors associated with the Company’s global expansion.

Large Scale Object Solutions

Large Scale Object Solutions (“LSOS”) is a set of technologies targeted at customers with specific needs related to running very high throughput systems deployed against a relational database. LSOS offers services such as a hierarchical object model, object history, object reconciliation, and a method for storing objects on relational databases in order to maximize performance.

The Company’s first implementation of this technology is an application that the Company developed, in partnership with JP Morgan Chase, known as Global Market Reference Data (“GMRD”). While the LSOS architecture is expected to be sold to many other industries, GMRD will be sold specifically to other large financial institutions, which are facing the impending T+1 compliance mandate. Our objective is to expand into additional financial application projects, then branch out into other industries.

Results of Operations

The following table sets forth for the periods indicated the percentage of net revenue represented by certain line items in the Company’s Condensed Consolidated Statements of Operations.

	Percentage of Total Net Revenue
	Three months ended March 31,		Six months ended March 31,
	2002	2001	2002	2001
Revenue:
License revenue	56%	51%	53%	49%
Service and maintenance revenue	44	49	47	51

Total revenue	100	100	100	100

Cost of revenue:
Cost of license revenue	1	1	1	2
Cost of service and maintenance revenue	16	24	16	22

Total cost of revenue	17	25	17	24

Gross profit	83	75	83	76

Operating expenses:
Product development	28	25	28	26
Sales and marketing	45	44	48	43
General and administrative	13	11	13	10
Restructuring, severance and goodwill amortization	4	4	4	2

Total operating expenses	90	84	93	81

Loss from operations	(7)	(9)	(10)	(5)
Other income, net	2	2	2	3

Loss before income taxes	(5)	(7)	(8)	(2)
Income tax benefit	(1)	(3)	(2)	(1)

Net loss	(4)%	(4)%	(6)%	(1)%

Revenue

Total revenue for the three and six months ended March 31, 2002 was $12.0 million and $24.0 million, respectively, versus $15.0 million and $29.3 million for the three and six months ended March 31, 2001, representing a decrease of 20% and 18%, respectively. License revenue for the three and six months ended March 31, 2002 was $6.7 million and $12.8 million, respectively, versus $7.7 and $14.5 million for the three and six months ended March 31, 2001, representing a decrease of 13% and 12%, respectively. The decrease is primarily due to a decrease in the number of licenses sold to existing and new customers. This decrease is primarily due to the launch of the SourcePro C++ product line, which considers scope of deployment, in contrast to the historically employed “license per developer” approach. To a certain extent, these decreases were offset by the cross platform deployment rights sales, also considered a component of license revenue. The decrease in sales is also in part attributed to lower corporate technology spending, reflecting a cautious economic environment, which is lagging behind the overall general economic recovery. Regardless, as previously discussed, Rogue Wave has adopted a new corporate strategy, which significantly focuses on the development of its International operations designed to increase future revenue.

Service and maintenance revenue for the three and six months ended March 31, 2002 was $5.3 million and $11.2 million, respectively, versus $7.3 million and $14.8 million, respectively, for the three and six months ended March 31, 2001, representing a decrease of 27% or 24%, respectively. The decrease in service and maintenance revenue was primarily attributable to the decrease in revenue received from two significant customized consulting contracts signed in the first quarter of 2001. Although the initial projects were comprised entirely of consulting revenue, the Company expects future sales of the finished resulting application to increase license revenue.

Cost of Revenue

Cost of license revenue consists primarily of amortization of purchased software, materials, packaging and freight expense. Cost of license revenue for the three and six months ended March 31, 2002 was $123,000 and $292,000, respectively, versus $220,000 and $479,000 for the three and six months ended March 31, 2001, respectively, representing a decrease of 44% and 39%. The decrease in cost of license revenue during the three and six months ended March 31, 2002 is primarily the result of a decrease in purchased software amortization costs as well as a continued decrease in the number of manuals produced due to an increase in product offerings delivered through the Internet versus physically shipped.

Cost of service and maintenance revenue consists primarily of personnel related and facilities costs incurred in providing customer support and training services as well as third party costs incurred in providing training and consulting services. Cost of service and maintenance revenue for the three and six months ended March 31, 2002 was $1.9 million and $3.9 million, respectively, versus $3.5 million and $6.5 million for the three and six months ended March 31, 2001, respectively, representing a decrease of 46% and 40%, respectively. The decrease in the three and six months ended March 31, 2002 cost of service and maintenance revenue was due primarily to staffing efficiencies gained from fiscal year 2001 restructuring actions and a decrease in the utilization of third-party consulting services for the additional costs associated with two significant customized software consulting contracts entered into in the first quarter of fiscal 2001.

Operating Expenses

Product development expense for the three and six months ended March 31, 2002 was $3.4 million and $6.6 million, respectively, versus $3.7 and $7.5 million for the three and six months ended March 31, 2001, respectively, representing a decrease of 8% and 12%, respectively. As a percent of revenue, product development expense for the three and six months ended March 31, 2002 was 28% and 28%, respectively, versus 25% and 26% for the three and six months ended March 31, 2001, respectively. The decrease in the three and six months ended March 31, 2002 product development expenses was due to staffing reductions achieved during the last half of fiscal year 2001 restructuring actions. The Company does not expect that product development expenses will grow or that expenses will increase as a percentage of total revenue for fiscal 2002. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred.

Sales and marketing expenses for the three and six months ended March 31, 2002 was $5.4 million and $11.4 million, respectively, versus $6.5 million and $12.6 million for the three and six months ended March 31, 2001, respectively, representing a decrease of 17% and 10%, respectively. As a percentage of total revenue, sales and marketing expenses were 45% and 48% for the three and six months ended March 31, 2002, respectively, versus 44% and 43% for the three and six months ended March 31, 2001, respectively. The current fiscal period decreases in sales and marketing expense is due to the decrease in sales and marketing personnel and related costs associated with the implementation of cost containment programs. The Company does not expect that sales and marketing expenses will grow or that expenses will increase as a percentage of total revenue for fiscal 2002.

General and administrative expenses for the three and six months ended March 31, 2002 was $1.6 million and $3.2 million, respectively, versus $1.7 million and $2.9 million, respectively, representing a decrease of 6% and an increase of 10%, respectively. The decrease between the second quarter of fiscal 2002 compared to the same quarter in the prior year is primarily due to cost containment programs implemented during the last half of fiscal year 2001 and the aggressive focus on expense reduction in fiscal year 2002. Overall, general and administrative expenses increased when compared to the same six month period in the prior fiscal year, as a result of a decrease of approximately $575,000 in certain reserves in the first quarter of fiscal 2001, following the resolution of various potential employment and product distribution contract issues. The Company believes that its general and administrative expenses will remain flat for fiscal 2002.

Restructuring, severance and goodwill expenses totaling approximately $483,000 and $1.0 million were recognized during the three and six months ended March 31, 2002, respectively. The Company incurred severance of $505,000 for the termination of two senior managers and approximately $57,000 related to goodwill amortization in the first quarter of fiscal year 2002. The Company does not expect to incur significant restructuring, severance and goodwill expenses for fiscal 2002.

In the second quarter of fiscal year 2002, the Company announced a realignment of its corporate strategy, to include an aggressive focus on expansion into Europe, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its new international business focus, on March 29, 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in a workforce reduction of approximately 10 percent, or 30 employees. As a result of the restructuring plan, the Company recognized a severence related charge of approximately $352,000 during the second quarter of fiscal year 2002. These actions, along with other cost reduction measures, are expected to reduce future operational expenses for the next few quarters by approximately $2 million quarterly, or 15% of total expenses. The Company also recognized $112,000 for the termination of one senior manager.

Other Income, Net

Other income for the three and six months ended March 31, 2002 and 2001 primarily consists of interest income on the Company’s cash, cash equivalents and short-term investments. The decrease in other income of $119,000 and $341,000 for the three and six months ended March 31, 2002, respectively, compared to the three and six months ended March 31, 2001, is primarily due to a decrease in investments and interest rates during the current fiscal period as compared to the same fiscal period last year.

Income Tax Benefit

In general, income taxes for the three and six month period ended March 31, 2002 are provided during interim periods based on the expected effective tax rate for the year. The provision for income taxes benefit for the three and six month period ended March 31, 2002, is based on an estimated annual effective tax rate of approximately 35% and adjustments, which is applied to the loss before income taxes and includes federal, state and foreign income taxes.

The Company has recorded a deferred tax asset of $4.4 million reflecting the benefit of $2.2 million loss carryforwards and various tax credits and temporary differences, which expire in varying amounts between 2003 and 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

Liquidity and Capital Resources

The decrease in cash flows from operations during the six months ended March 31, 2002 compared to the six months ended March 31, 2001 was primarily due to the net loss and a decrease in deferred revenue. The decrease in deferred revenue is primarily due to the timing of the completion of contracts with a decrease in new maintenance, support and service revenue signed in the first half of fiscal 2002 compared to the preceding quarters.

The Company’s investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. During the six months ended March 31, 2002, net cash used in investing activities was $1.2 million, which included the purchase of short-term investments of $705,000 and the purchase of equipment of $513,000.

In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its Common Stock. At March 31, 2002, the Company had repurchased 525,000 shares for $1.6 million at prices ranging from $2.50–$3.65 per share.

The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See “Factors That May Affect Future Results.”

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies and judgments described below. Additionally, Rogue Wave also has other key accounting policies, which involve the use of estimates, judgments and assumptions and are detailed in Note 1 “Description of Business and Summary of Significant Accounting Policies” in Item 14 of Part IV, “Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K,” of our Annual Report on Form 10-K for the year ended September 30, 2001. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

The Company’s revenue is derived from licenses of its software products and related maintenance, training and consulting services. License, maintenance and most services are recognized in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by SOP 98-9, which permits revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

Persuasive evidence of an arrangement exists.    Rogue Wave’s customary practice is to execute a written contract, signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a license agreement.

Delivery.    The Company’s software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the shipment of the product or delivery of the authorization code. If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

The fee is fixed or determinable.    Rogue Wave negotiates the fee for our products at the outset of an arrangement. In these arrangements, the majority of the development licenses are perpetual and nonrefundable. The fees are generally due within one to twelve months depending on the length of the contract. The Company considers fees relating to arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Collectibility is probable.    Collectibility is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position (e.g. cash position and credit rating) and their ability to pay. If collectibility is not considered probable at the outset of an arrangement in accordance with our credit review process, revenue is recognized when the fee is collected.

SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The VSOE for license, consulting and training fees is established when the same element is sold separately. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates.

Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service period, which are typically one to three years. Consulting services, which include training, are not considered essential to the functionality of the other elements of the arrangement. The revenue allocable to the consulting services is generally recognized as the services are performed. In instances where the Company enters into customized software consulting contracts, the fees are recognized using the percentage of completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts”.

Sales Returns and Allowance for Doubtful Accounts

The Company’s management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the products when evaluating the adequacy of the sales returns. Significant management judgments must be made and used in connection with establishing the estimated sales returns in any accounting period.

The Company’s allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected. In determining the required allowance, the

Company considers factors such as customer credit history, overall and industry economic conditions and the customer’s current financial performance. Rogue Wave performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. The Company continuously monitors collections and payments from the customers. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Accounting for Income Taxes

As part of the process of preparing the Company’s condensed consolidated financial statements, Rogue Wave is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimates of the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets, which are included within our consolidated balance sheet. Rogue Wave records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period that such determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through an increase to income in the period that such determination is made.

Factors That May Affect Future Results

In evaluating the Company’s business, investors should carefully consider the following factors in addition to the other information presented in this report.

Our future operating results are difficult to predict and actual financial results may vary from our expectations, which could have an adverse effect on our stock price.

Our future operating results are difficult to predict due to a variety of factors, many of which are outside of our control. These factors include:

•	overall economic conditions of the US and the rest of the world;

•	demand for our products and services;

•	level of product and price competition;

•	size, type and timing of individual license transactions;

•	delay or deferral of customer implementations;

•	our success in expanding our direct sales force and indirect distribution channels;

•	timing of new product introductions and product enhancements;

•	levels of international sales;

•	changes in our pricing policy or that of our competitors;

•	publication of opinions about us, our products and object-oriented, component technology by industry analysts;

•	our ability to retain key employees and hire new employees;

•	our ability to develop and market new products and control costs; and

•	our ability to effectively deploy our new strategy including our new business model.

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

We generally ship orders as received, which means that quarterly revenue and operating results depend substantially on the volume and timing of orders we receive during the quarter. Sales volume is difficult to forecast due to a number of reasons, many of which are outside our control. Such reasons include:

•	lack of a reliable means to assess overall customer demand;

•	historically we have earned a substantial portion of our revenue in the last weeks, or even days, of each quarter;

•	larger customer orders are subject to long sales cycles and are frequently delayed; and

•	our service and maintenance revenue tends to fluctuate as consulting contracts are undertaken, renewed, completed or terminated.

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

We frequently evaluate strategic opportunities available to us and may in the future pursue additional acquisitions of complementary technologies, products or businesses. Future acquisitions of complementary technologies, products or businesses will result in the diversion of management’s attention from the day-to-day operations of our business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in a dilutive issuance of equity securities, the incurrence of debt, and amortization expenses related to intangible assets. Our failure to successfully manage future acquisitions may have a material adverse effect on our business and financial results.

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

Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, former employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such former employers. Any such claims, with or without merit, could (1) be time consuming to defend, (2) result in costly litigation, (3) divert management’s attention and resources, (4) cause product shipment delays or (5) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

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

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or “bugs,” or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or require design modifications, either of which could lead to a loss in revenue. Our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Despite extensive testing by us and by current and potential customers, errors may be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, the payment of monetary damages, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business and results of operations.

We cannot predict whether the market acceptance for C++ and Visual C++/MFC will continue to grow.

Our product lines are designed for use in object-oriented software application development. To date, a substantial majority of our revenue has been attributable to sales of products and related maintenance and consulting services associated with C++ programming and development. We believe that, while the market for object-oriented technology is maturing, optimization of the C++ solutions through realignment of products and services coupled with the pursuit of unsaturated markets in Asia Pacific, Europe and Latin America, will serve to enhance future revenue. However, object-oriented programming languages are very complex and the number of software developers using them is relatively small compared to the number of developers using other software development technology. Our financial performance will depend in part upon continued growth in object-oriented technology and markets and the development of standards that our products address. There can be no assurance that the market will continue to grow or that we will be able to respond effectively to the evolving requirements of the market.

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

We also face competition from systems integrators and our customers’ internal information technology departments. Many systems integrators possess industry specific expertise that may enable them to offer a single vendor solution more easily, and already have a reputation among potential customers for offering enterprise-wide solutions to software programming needs. Systems integrators may market competitive software products in the future.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposure is the potential loss arising from changes in interest rates and its impact on short-term investments and foreign currency exchange rate fluctuations.

As of March 31, 2002, the Company had short-term investments of $17.7 million, of which $6.3 million were held to maturity and $11.4 million were held available for sale. All investments had maturities of less than 360 days when acquired. Short-term investments consist primarily of highly rated credit and highly liquid corporate notes and commercial paper. A reasonable reduction in overall interest rates would not have a material effect on the fair value of the investments or the financial position of the Company.

Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company’s assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company’s overall foreign currency rate exposure at March 31, 2002, movements in foreign currency rates would not materially affect the financial position of the Company. At March 31, 2002, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $909,000. See Note 7 of Notes to Condensed Consolidated Financial Statements.

PART II—OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

(a)  The Company’s Annual Meeting of Shareholders was held on January 17, 2002 (the “Annual Meeting”).

(b)  The following matters were voted upon at the Annual Meeting:

(i)  The first matter related to the election of six director nominees, Thomas Keffer, Ph.D., John Floisand, Thomas M. Atwood, Louis C. Cole, Margaret M. Norton and Marc H. Sternfeld as directors of the Company to serve until the next annual meeting of stockholders. The votes cast and withheld for such nominees were as follows:

Names	For	Withheld
Thomas Keffer, PH.D	8,785,029	141,302
John Floisand	8,805,563	120,768
Thomas M. Atwood	8,833,383	92,948
Louis C. Cole	8,839,801	86,530
Margaret M. Norton	8,867,263	59,068
Marc H. Sternfeld	8,867,317	59,014

(ii)  The second matter related to the ratification of the appointment of the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending September 30, 2002. 8,868,901 votes were cast for ratification, 13,937 votes were cast against ratification, and there were 43,493 abstentions.

Based on these reporting results, each director nominated was elected and the appointment of KPMG LLP as the independent auditors of the Company for its fiscal year ending September 30, 2002 was ratified.

Item 6.     Exhibits and Reports on Form 8-k

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Reorganization between Registrant, Inmark Development Corporation and RW Acquisitions, Inc., dated as of September 19, 1995.

2.2(2)	Agreement and Plan of Merger between the Registrant and Rogue Wave Software, Inc., an Oregon corporation, dated as of November 21, 1996.

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

2.6(6)	Certificate of Merger and Plan of Merger dated March 1, 1998, filed with the Secretary of State of the State of Delaware on March 1, 1999.

3.1(2)	Amended and Restated Certificate of Incorporation of Rogue Wave Software, Inc., a Delaware corporation.

3.2(1)	Bylaws of Rogue Wave Software, Inc., a Delaware corporation.

4.1(1)	Reference is made to Exhibits 3.1 and 3.2.

4.2(1)	Specimen Stock Certificate.

4.3(1)	Amended and Restated Investors’ Rights Agreement between the Registrant and certain investors, dated November 10, 1995, as amended June 27, 1996.

4.4(5)	Form of Registration Rights Agreement between Rogue Wave Software, Inc. and the former shareholders of Stingray Software, Inc. and the former shareholders of Stingray Software, Inc.

10.1(8)	Registrant’s 1996 Equity Incentive Plan.

10.2(9)	Amended and Restated Employee Stock Purchase Plan, dated June 6, 1996, as amended January 25, 2000.

10.3(1)	Form of Indemnity Agreement to be entered into between the Registrant and its officers and directors.

Exhibit Number	Description of Document

10.4(1)	Lease Agreement between Registrant and the State of Oregon, dated May 1, 1996.

10.5(1)	Lease Agreement between the Registrant and the Landmark, dated April 22, 1996.

10.6(7)	Home Loan Agreement between Registrant and Michael Scally, dated January 7, 1998.

10.7(7)	Home Loan Agreement between Registrant and Robert Holburn, dated February 2, 1998.

10.8(10)	Separation & Release Agreement between Registrant and Michael Ernst, dated November 15, 1999.

10.9(10)	Separation & Release Agreement between Registrant and Robert Holburn, dated January 3, 2000.

10.10(10)	Separation & Release Agreement between Registrant and Michael Foreman, dated May 1, 2000.

10.11(10)	Separation & Release Agreement between Registrant and Harold Julsen, dated December 6, 2000.

10.12(10)	1997 Equity Incentive Plan, as amended on January 18, 2001.

10.13(11)	Separation & Release Agreement between Registrant and John D. Iacobucci, dated October 9, 2001.

10.14(12)	Separation & Release Agreement between Registrant and James M. Smith dated January 7, 2002.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form SB-2, as amended (No. 333-13517)
(2)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10Q for the quarter ended December 31, 1996.
(3)	Filed as Exhibit 2.1 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.
(4)	Filed as Exhibit 2.2 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.
(5)	Filed as Exhibit 4.1 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.
(6)	Filed as an Exhibit to the Registrant’s Form 8-K dated March 1, 1999 and filed on March 9, 1999.
(7)	Filed as an Exhibit to the Registrant’s annual report on Form 10-K for the year ended September 30, 1998.

(8)	Filed as an Exhibit to the Registrant’s Proxy Statement on Schedule 14A and filed on December 10, 1998.
(9)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 1999.
(10)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2000.
(11)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2001.
(12)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGUE WAVE SOFTWARE, INC. (Registrant)

By:	/s/ MERLE A.WATERMAN
Merle A. Waterman Vice President, Chief Financial Officer and Secretary
Date: May 14, 2002