Form 10-Q
period 2002-06-30
ROGUE WAVE SOFTWARE INC /OR/
filed 2002-08-14
CIK 1023184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002

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

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, $0.001 par value	10,752,767

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2002	September 30, 2001

	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$9,914	$17,047
Short-term investments	17,512	17,150
Accounts receivable, net	11,929	12,193
Prepaid expenses and other current assets	845	940
Deferred income taxes	2,172	2,828

Total current assets	42,372	50,158
Deferred income taxes	1,957	789
Equipment, net	3,472	5,114
Other assets, net	1,584	776

Total assets	$49,385	$56,837

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$158	$821
Accrued expenses	5,476	6,927
Deferred revenue	9,914	11,801

Total current liabilities	15,548	19,549

Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	40,234	41,573
Accumulated deficit	(6,492)	(4,030)
Accumulated other comprehensive income (loss)	84	(266)

Total stockholders’ equity	33,837	37,288

Total liabilities and stockholders’ equity	$49,385	$56,837

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE LOSS

(in thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
License revenue	$5,395	$8,020	$18,185	$22,489
Service and maintenance revenue	4,659	6,625	15,846	21,470

Total revenue	10,054	14,645	34,031	43,959
Cost of revenue:
Cost of license revenue	231	234	523	713
Cost of service and maintenance revenue	1,289	3,048	5,210	9,500

Total cost of revenue	1,520	3,282	5,733	10,213

Gross profit	8,534	11,363	28,298	33,746
Operating expenses:
Product development	2,892	3,258	9,497	10,790
Sales and marketing	5,603	6,410	17,031	19,020
General and administrative	1,204	1,667	4,387	4,528
Restructuring, severance and goodwill amortization	270	596	1,315	1,236

Total operating expenses	9,969	11,931	32,230	35,574

Loss from operations	(1,435)	(568)	(3,932)	(1,828)
Other income (expense), net	(104)	364	370	1,179

Loss before income taxes	(1,539)	(204)	(3,562)	(649)
Income tax benefit	(517)	(12)	(1,100)	(169)

Net loss	$(1,022)	$(192)	$(2,462)	$(480)

Basic and diluted loss per share	$(0.10)	$(0.02)	$(0.23)	$(0.04)

Shares used in share calculations	10,643	10,996	10,717	10,958

Net loss	$(1,022)	$(192)	(2,462)	$(480)

Other comprehensive loss:
Foreign currency translation gains (losses)	640	(127)	350	(541)

Total comprehensive loss	$(382)	$(319)	$(2,112)	$(1,021)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(2,462)	$(480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,894	2,709
Loss on disposal of assets	63	77
Deferred income taxes	(218)	(173)
Changes in assets and liabilities:
Accounts receivable	509	(4,516)
Prepaid expenses and other current assets	(204)	56
Other noncurrent assets	(948)	276
Accounts payable and accrued expenses	(1,719)	(543)
Deferred revenue	(1,887)	447

Net cash from operating activities	(3,972)	(2,147)

Cash flows from investing activities:
Short-term investments	(362)	(5,503)
Equipment purchases	(943)	(2,251)

Net cash from investing activities	(1,305)	(7,754)

Cash flows from financing activities:
Proceeds from exercise of stock options	22	3
Proceeds from Employee Stock Purchase Plan	191	408
Treasury stock purchase	(1,658)	–

Net cash from financing activities	(1,445)	411

Effect of exchange rate changes on cash and cash equivalents	(411)	(541)

Net change in cash and cash equivalents	(7,133)	(10,031)
Cash and cash equivalents at beginning of period	17,047	21,823

Cash and cash equivalents at end of period	$9,914	$11,792

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.
NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. These financial statements should be read in conjunction with Rogue Wave Software, Inc.’s (“Rogue Wave” or the “Company”) consolidated financial statements and notes thereto (the “Consolidated Financial Statements”) for the year ended September 30, 2001, included in the Company’s annual report on Form 10-K. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending September 30, 2002.

2.	Revenue Recognition
The Company derives revenues from licensing its software products and providing related maintenance and support, and training and consulting services. License revenue is recognized according to the criteria of SOP 97-2, as amended. Revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, upon shipment or electronic delivery of the product and management’s determination that collection of the resulting receivable is probable. The Company considers fees relating to arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Maintenance and service revenue includes maintenance revenue that is deferred and recognized ratably over the maintenance period. Service revenue, including training and consulting services, is recognized as services are performed. In instances where the Company enters into customized software consulting contracts, the fees are recognized using the percentage of completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts”.

3.	Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The counter parties to the agreements relating to the Company’s cash equivalents and short-term investments consist of various major corporations and financial institutions of high credit standing. The Company’s receivables are derived primarily from the sales of software products and services to customers in diversified industries as well as distributors in the United States and foreign markets. As of June 30, 2002, our accounts receivable balance was $13.0 million, net of allowance for collection of doubtful accounts and sales returns of $1.1 million. One customer accounted for 17% of the combined gross accounts receivable balance at June 30, 2002 and 4% and 5% of revenue for the three and nine months ended June 30, 2002, respectively. There were no customers that accounted for 10% or more of revenue for the three and nine months ended June 30, 2002.

4.	Basic and Diluted Loss Per Share
Basic loss per share for the three and nine months ended June 30, 2002 and 2001 is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method unless the impact is anti-dilutive. As a result of the net loss incurred for the three and nine months ended June 30, 2002 and 2001, all options are anti-dilutive and, accordingly, the number of shares used in computing the basic and diluted shares is the same. For the three and nine months ended June 30, 2002 and 2001, options to acquire 69,923 and 56,477, and 100,078 and 63,795 shares, respectively, were excluded from the calculation because of their anti-dilutive effect.

Calculation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator:
Net loss	$(1,022)	$(192)	$(2,462)	$(480)

Denominator:
Historical common shares outstanding for basic and diluted loss per share at beginning of period	10,646	10,996	11,090	10,909
Weighted average number of common equivalent shares purchased during the period	(3)	–	(373)	–
Weighted average number of common equivalent shares issued during the period	–	–	–	49

Denominator for basic and diluted loss per share – weighted average shares	10,643	10,996	10,717	10,958

Basic and diluted loss per share	$(0.10)	$(0.02)	$(0.23)	$(0.04)

5.	Common Stock Repurchase
In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its Common Stock. At June 30, 2002, the Company had repurchased 529,000 shares for $1.7 million, at prices ranging from $2.50 – $3.65 per share.

6.	Stock Option Grants
On July 10, 2002, the Board of Directors approved the grant of stock options for employees and officers to purchase 1,046,234 shares of the Company’s common stock at $2.68 per share, the closing price of Rogue Wave’s common stock on the day of grant. The options vest over a period of two years and are exercisable until the tenth anniversary of the grant. The grants were made under the 1996 and 1997 Equity Incentive Plans. In addition, the Board of Directors approved an increase to the amount of the Company’s common stock issuable under the 1997 Equity Incentive Plan from 4,850,000 to 6,850,000.

At July 10, 2002, the Company had 5.7 million stock options outstanding, with various exercise prices ranging from $0.15 to $17.00.

7.	Restructuring and Severance
Strategic Realignment
During the second quarter of fiscal year 2002, the Company announced a realignment of its corporate strategy to include an aggressive focus on expansion in Europe, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its new international business focus, on March 29, 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in severance related charges of $352,000 and $128,000 in the second and third fiscal quarters of 2002, respectively. The cost reductions, which resulted in a workforce reduction of approximately 47 employees or 16%, were expected to reduce future operating expenses by approximately $2 million quarterly, or 15% of total expenses. All severance expenses were paid in the third fiscal quarter of 2002.

The following table summarizes restructuring costs at June 30, 2002 (in thousands):

Employee Severance & Related

Strategic restructuring estimate at March 31, 2002	$352
Cash payments	(480)
Adjustments	128

Balance at June 30, 2002	$–

Severance
During the nine months ended June 30, 2002, the employment of certain senior managers was terminated. As a result, the Company recognized approximately $505,000 in severance costs in December 2001 and $112,000 in the second quarter of fiscal 2002.

The following table summarizes restructuring costs at June 30, 2002 (in thousands):

Employee Severance & Related

Executive severance estimate at December 31, 2001	$505
Cash payments	(269)
Adjustments	112

Balance at March 31, 2002	348
Cash payments	(267)

Balance at June 30, 2002	$81

Stingray Restructuring
In May 2001, as part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit. As part of this restructuring, during the three months ended June 30, 2001, the Company recognized a restructuring charge of $621,000, related primarily to severance costs associated with the termination of approximately 50 employees as well as certain closure costs, including those related to facility lease costs. In the fourth fiscal quarter of 2001, the Company incurred additional restructuring costs of $456,000 as a result of an asset impairment charge and finalization of severance costs. The asset impairment charge was related to the estimated realization of its furniture and fixtures in the Stingray facility. The carrying amount of the assets prior to the asset impairment charge was $402,000. The Company disposed of the assets in the third fiscal quarter of 2002, which resulted in an additional asset impairment charge of $54,000. The Company incurred an additional $7,000 and $88,000 in the second and third fiscal quarters of 2002, respectively, for certain final lease closure costs, resulting in a total of $1.2 million restructuring charge for both fiscal years 2001 and 2002. The Stingray products, which primarily consist of development tools for Windows programmers, will continue to be sold and supported by the Company.

The following table summarizes restructuring costs by primary component at June 30, 2002 (in thousands):

	Employee	Site
	Severance	Closure
	& Related	Costs	Other	Total

Stingray restructuring estimate at May 31, 2001	$432	$154	$35	$621
Cash payments	(314)	–	(29)	(343)

Balance at June 30, 2001	118	154	6	278
Cash payments	(84)	(69)	(6)	(159)
Adjustments for revised estimates	132	–	–	132

Balance at September 30, 2001	166	85	–	251
Cash payments	(55)	(84)	–	(139)
Adjustments for revised estimates	(1)	–	–	(1)

Balance at December 31, 2001	110	1	–	111
Cash payments	(110)	(8)	–	(118)
Adjustments for revised estimates	–	7	–	7

Balance at March 31, 2002	–	–	–	–
Cash payments	–	(88)	–	(88)
Adjustments for revised estimates	–	88	–	88

Balance at June 30, 2002	$–	$–	$–	$–

8.	Foreign Exchange Contracts
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

The notional amount of foreign exchange contracts outstanding at June 30, 2002 was $909,000 with a derivative related fair value of $84,000. The fair value of the forward contracts is estimated based on quoted exchange rates at June 30, 2002. The effective or unrealized loss related to the outstanding contracts was $73,000 at June 30, 2002. Also during the nine months ended June 30, 2002 and 2001, certain foreign currency contracts matured resulting in a total realized net gain of $4,000 and $48,000, respectively, of which $0 and a net loss of $50,000 were recognized in the third quarters of fiscal 2002 and 2001, respectively.

9.	Related Party Transaction
On June 5, 2002, the Company entered into a $500,000 non-interest bearing home loan with its Chief Executive Officer in connection with his relocation to Boulder, Colorado. The loan matures on the earlier of June 5, 2006 or 180 days after termination of employment with the Company. The loan is secured by the property being purchased.

10.	Worldwide Operations Revenue by geographic area for the three months ended June 30, 2002 and 2001 was 68% and 66% in the United States, 29% and 33% in Europe, and 3% and 1% in Japan, respectively.

Information regarding worldwide operations is as follows (in thousands):

	United
	States	Europe	Japan	Eliminations	Total

June 30, 2002, and for the quarter then ended:
Revenue to unaffiliated customers	$6,837	$2,940	$277	$–	$10,054
Intercompany transfers	1,193	–	–	(1,193)	–

Net revenue	8,030	2,940	277	(1,193)	10,054
Operating income (loss)	(1,362)	359	(432)	–	(1,435)
Long-lived assets	3,133	326	13	–	3,472

June 30, 2001, and for the quarter then ended:
Revenue to unaffiliated customers	$9,682	$4,902	$61	$–	$14,645
Intercompany transfers	1,977	–	–	(1,977)	–

Net revenue	11,659	4,902	61	(1,977)	14,645
Operating income (loss)	(2,049)	1,535	(54)	–	(568)
Long-lived assets	5,156	754	1	(208)	5,703

Revenue by geographic area for the nine months ended June 30, 2002 and 2001 was 72% and 70% in the United States, 23% and 29% in Europe, and 5% and 1% in Japan, respectively.

Information regarding worldwide operations is as follows (in thousands):

	United
	States	Europe	Japan	Eliminations	Total

June 30, 2002, and for the nine months then ended:
Revenue to unaffiliated customers	$24,599	$7,872	$1,560	$–	$34,031
Intercompany transfers	3,410	–	–	(3,410)	–

Net revenue	28,009	7,872	1,560	(3,410)	34,031
Operating income (loss)	(4,163)	339	(108)	–	(3,932)
Long-lived assets	3,133	326	13	–	3,472

June 30, 2001, and for the nine months then ended:
Revenue to unaffiliated customers	$30,842	$12,858	$259	$–	$43,959
Intercompany transfers	5,001	–	–	(5,001)	–

Net revenue	35,843	12,858	259	(5,001)	43,959
Operating income (loss)	(4,581)	3,026	(273)	–	(1,828)
Long-lived assets	5,156	754	1	(208)	5,703

11.	New Accounting Pronouncements
On June 30, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator and all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective with adoption, goodwill will no longer be subject to amortization. SFAS No. 142 will be effective for the Company for its fiscal year beginning October 1, 2002. Management does not believe adoption of these statements will have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires entities to record the then fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability will continue to be accreted to the fair value at the time of settlement over the useful life of the asset with the capitalized cost being depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company beginning fiscal year October 1, 2002. Management does not believe that adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

              In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and replaces the accounting and reporting provisions for segments of a business to be disposed of under Accounting Principles Board (“APB”) Opinion No. 30, “Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not expected to be recoverable from its undiscounted cash flows. SFAS No. 144 requires that long-lived assets to be disposed of, other than by sales, be considered held and used until actually disposed of and requires that depreciable lives be revised in accordance with APB Opinion No. 20, “Accounting Changes.” SFAS No. 144 also requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less selling costs, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that has either been disposed of or is classified as held for sale. The provisions of SFAS No. 144 are effective for the Company for the fiscal year beginning October 1, 2002. Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

              In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under Statement 146, in many cases, would be recognized over time rather than upfront for employees who render future services beyond a minimum retention period. The minimum retention period would be based on the legal notification period, or if there is no such requirement, 60 days. The provisions of SFAS No. 146 are effective for the Company for disposal activities initiated after December 31, 2002. Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

              Rogue Wave was founded in 1989, and is a leading provider of object-oriented software technology. Customers around the world rely on Rogue Wave products to build comprehensive application solutions. Rogue Wave believes that application development efforts are most effective when businesses are able to concentrate on the domain specific application capabilities that enable them to differentiate themselves from their competitors. Rogue Wave offers proven software components and frameworks that enhance developer productivity for implementing common application functionality. The Company’s software also handles the complex architectural issues that are key to successful application implementation, but which most often fall outside a company’s in-house development expertise. Rogue Wave is committed to providing products and services that reduce the effort, time to market, and overall project risk associated with the development of comprehensive application solutions.

              The Company’s products are marketed to information technology development managers, independent software vendors, value added resellers, original equipment manufacturers and professional programmers in all industry and geography segments. The Company’s products are designed to enable customers to construct robust applications faster, with higher quality and lower risk, resulting in significant cost savings. These products provide customers with greater independence from hardware platforms, operating systems and other vendor-specific dependencies.

The Rogue Wave Strategy and Business Model

              Rogue Wave’s strategic objective is to provide technology and services that allow customers to optimize productivity when building software solutions to address their business requirements. Simply, the Company strives to create products that efficiently and effectively align underlying information technology with a customer’s application of that technology.

Core Technology – SourcePro C++

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

              Evolution of the market place has created the need for higher order solutions. We believe that customers are less interested in atomic software components and more interested in technology suites and frameworks that address a higher percentage of their needs. We believe that customer purchasing practices have migrated away from the individual developer, with a greater focus on project, division or enterprise requirements. Further, to better position itself in the market, the Company is also aggressively pursuing partnership opportunities with leading technology companies. We believe that Rogue Wave’s technological history is deep and highly regarded by its clients and the technological community. By better aligning the Company’s current products, and more importantly its product development efforts, with the world’s leading companies, Rogue Wave expects to have greater success building solutions that solve real world business problems that meets our customers’ needs.

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

Strategic Realignment – Globalization

              During the second quarter of fiscal year 2002, the Company announced a realignment of its corporate strategy to include an aggressive focus on expansion in Europe, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its new international business focus, on March 29, 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in severance related charges of $352,000 and $128,000 in the second and third fiscal quarter of 2002, respectively. The cost reductions, which resulted in a workforce reduction of approximately 47 employees or 16%, are expected to reduce future operating expenses by approximately $2 million quarterly, or 15% of total expenses.  All severance expenses were paid in the third fiscal quarter of 2002.

              Additionally, as part of this restructuring plan and to better meet the needs of our customers, the Company has established three separate regional operations, the Americas, EMEA ( “Europe”) and Asia Pacific in an effort to drive autonomy and greater accountability. During the second fiscal quarter, the Company opened an office in Australia and increased its resources in Europe and other areas of the Asia Pacific region. In the third quarter, the Company began the process of establishing several new distributor arrangements. As a part of the strategy to move into new international markets, the Company is creating a streamlined license and packaging process to run through these new distributor channels. The Company anticipates further expansion in foreign countries, including within the Asian markets, and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. See “Factors that May Affect Future Results” for additional risk factors associated with the Company’s global expansion.

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

              The Company’s first implementation of this technology is an application that the Company developed, in partnership with JP Morgan Chase, known as Global Market Reference Data. This product has been renamed and will be marketed as CornerstoneST to the worldwide financial institutions industry, which are facing T+1 compliance issues. Our objective is to expand into additional financial application projects and then branch out into other industries.

Results of Operations

              The following table sets forth for the periods indicated the percentage of net revenue represented by certain line items in the Company’s Condensed Consolidated Statements of Operations.

	Percentage of Total Net Revenue

	Three months ended		Nine months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:
License revenue	54%	55%	53%	51%
Service and maintenance revenue	46	45	47	49

Total revenue	100	100	100	100

Cost of revenue:
Cost of license revenue	2	2	2	2
Cost of service and maintenance revenue	13	21	15	22

Total cost of revenue	15	23	17	24

Gross profit	85	77	83	76

Operating expenses:
Product development	29	22	28	25
Sales and marketing	55	44	50	43
General and administrative	12	11	13	10
Restructuring, severance and goodwill amortization	3	4	4	3

Total operating expenses	99	81	95	81

Loss from operations	(14)	(4)	(12)	(4)
Other income, net	(1)	3	2	3

Loss before income taxes	(15)	(1)	(10)	(1)
Income tax benefit	(5)	-	(3)	-

Net loss	(10)%	(1)%	(7)%	(1)%

Revenue

              Total revenue for the three and nine months ended June 30, 2002 was $10.1 million and $34.0 million, respectively, versus $14.6 million and $44.0 million for the three and nine months ended June 30, 2001, representing a decrease of 31% and 23%, respectively. License revenue for the three and nine months ended June 30, 2002 was $5.4 million and $18.2 million, respectively, versus $8.0 million and $22.5 million for the three and nine months ended June 30, 2001, representing a decrease of 33% and 19%, respectively. The decrease is due to a decrease in the number of licenses sold to existing and new customers, primarily as a result of restrained corporate technology spending. In general, the slowing economy has had the effect of lengthening the sales cycle and, in some cases, outright cancellation of technology spending. Rogue Wave has adopted a new corporate strategy that significantly focuses on the development of its international operations, which is designed to increase future revenue.

              Service and maintenance revenue for the three and nine months ended June 30, 2002 was $4.7 million and $15.8 million, respectively, versus $6.6 million and $21.5 million, respectively, for the three and nine months ended June 30, 2001, representing a decrease of 29% and 27%, respectively. The decrease in service and maintenance revenue was primarily attributable to the decrease in revenue received from two significant customized consulting contracts signed in the first quarter of fiscal 2001.

Although the initial projects were comprised entirely of consulting revenue, the Company expects future sales of the resulting finished application to increase license revenue. In addition, maintenance revenue has also been negatively impacted as a result of restrained technology spending from the depressed economy.

Cost of Revenue

              Cost of license revenue consists primarily of amortization of purchased software, materials, packaging and freight expense. Cost of license revenue for the three and nine months ended June 30, 2002 was $231,000 and $523,000, respectively, versus $234,000 and $713,000 for the three and nine months ended June 30, 2001, respectively, representing a decrease of 1% and 27%. The decreases are primarily the result of a decrease in purchased software costs as well as a continued decrease in the number of manuals produced due to an increase in product offerings delivered through the Internet versus physically shipped.

              Cost of service and maintenance revenue consists primarily of personnel related and facilities costs incurred in providing customer support and training services as well as third party costs incurred in providing training and consulting services. Cost of service and maintenance revenue for the three and nine months ended June 30, 2002 was $1.3 million and $5.2 million, respectively, versus $3.0 million and $9.5 million for the three and nine months ended June 30, 2001, respectively, representing a decrease of 57% and 45%, respectively. The decreases were due primarily to staffing efficiencies gained from fiscal year 2002 restructuring actions and a decrease in the utilization of third-party consulting services for the additional costs associated with the two significant customized software consulting contracts entered into in the first quarter of fiscal 2001.

Operating Expenses

              Product development expense for the three and nine months ended June 30, 2002 was $2.9 million and $9.5 million, respectively, versus $3.3 million and $10.8 million for the three and nine months ended June 30, 2001, respectively, representing a decrease of 12% in each period. As a percent of revenue, product development expense for the three and nine months ended June 30, 2002 was 29% and 28%, respectively, versus 22% and 25% for the three and nine months ended June 30, 2001, respectively. The decrease in the three and nine months ended June 30, 2002 product development expense was due to staffing reductions achieved during the last half of fiscal year 2001 and in the third fiscal quarter of 2002. The Company does not expect that product development expense will grow or will increase materially as a percentage of total revenue for fiscal 2002. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred.

              Sales and marketing expenses for the three and nine months ended June 30, 2002 were $5.6 million and $17.0 million, respectively, versus $6.4 million and $19.0 million for the three and nine months ended June 30, 2001, respectively, representing a decrease of 13% and 11%, respectively. As a percentage of total revenue, sales and marketing expenses were 55% and 50% for the three and nine months ended June 30, 2002, respectively, versus 44% and 43% for the three and nine months ended June 30, 2001, respectively. The decrease in sales and marketing expense is due to the decrease in sales and marketing personnel and related costs associated with the implementation of cost containment programs. The Company does not expect that sales and marketing expenses will grow or that expenses will increase significantly as a percentage of total revenue for fiscal 2002.

              General and administrative expenses for the three and nine months ended June 30, 2002 was $1.2 million and $4.4 million, respectively, versus $1.7 million and $4.5 million, respectively, representing a decrease of 29% and 2%, respectively. The decrease is primarily due to cost containment programs implemented during the last half of fiscal year 2001 and the aggressive focus on expense reduction in fiscal year 2002. The variability between the percent decrease in expenses from the three and nine month period to period comparison is due to approximately $600,000 reduction in expense accruals for certain employment and product distribution contract issues that occurred in the first quarter of 2001. The Company believes that its general and administrative expenses will remain flat for fiscal 2002.

              Restructuring, severance and goodwill expenses totaling approximately $270,000 and $1.3 million were recognized during the three and nine months ended June 30, 2002, respectively. The Company incurred severance of $617,000 for the termination of certain senior managers and $142,000 for the finalization of lease closure costs for the Stingray facility and related asset impairment charge. In addition, $76,000 of goodwill amortization was recognized in the first half of fiscal year 2002.

              During the second quarter of fiscal year 2002, the Company announced a realignment of its corporate strategy to include an aggressive focus on expansion in Europe, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its new international business focus, on March 29, 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in severance related charges of $352,000 and $128,000 in the second and third fiscal quarters of 2002, respectively. The Company expects that the restructuring, which included a workforce reduction of approximately 47 employees or 16%, will reduce future operating expenses by approximately $2 million quarterly, or 15% of total expenses. All severance expenses were paid in the third fiscal quarter of 2002.

Other Income, Net

              Other income for the three and nine months ended June 30, 2002 and 2001 primarily consists of interest income on the Company’s cash, cash equivalents and short-term investments as well as foreign currency translation adjustments. The decrease in other income of $468,000 and $809,000 for the three and nine months ended June 30, 2002, respectively, compared to the three and nine months ended June 30, 2001, is primarily due to an erosion in value of the U.S. dollar world wide, which resulted in foreign currency losses, as well as a decrease in investments and interest rates during the current fiscal period as compared to the same fiscal periods last year.

Income Tax Benefit

              In general, income taxes for the three and nine month period ended June 30, 2002 are provided during interim periods based on the expected effective tax rate for the year. The provision for income taxes benefit for the three and nine month periods ended June 30, 2002, is based on an estimated annual effective tax rate of approximately 35% plus adjustments, which is applied to the loss before income taxes and includes federal, state and foreign income taxes.

              The Company has recorded a deferred tax asset of $4.1 million reflecting the benefit of $1.5 million loss carryforwards, $975,000 of research credits and various other tax credits and temporary differences, which expire in varying amounts between 2003 and 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

Liquidity and Capital Resources

              The Company’s working capital was $26.8 million at June 30, 2002 compared to $30.6 million at June 30, 2001 and $28.5 million at March 31, 2002. The decrease in working capital is primarily due to a decline in sales.

              Net cash used in operating activities was $4.0 million during the nine months ended June 30, 2002, compared to $2.1 million in the comparable 2001 period. The decrease in cash flows from operations was primarily due to the net loss and a decrease in deferred revenue. The decrease in deferred revenue is primarily due to the timing of the completion of contracts with a decrease in new maintenance, support and service revenue signed in the nine months of fiscal 2002, compared to the same period in fiscal 2001.

              The Company’s investing activities consist primarily of the purchase and sale of short-term investments and purchases of equipment. During the nine months ended June 30, 2002, net cash used in investing activities was $1.3 million, which included the purchase of short-term investments of $362,000 and the purchase of equipment of $943,000, compared to $7.8 million in the comparable 2001 period.

              Net cash used in or derived from financing activities was $1.4 million for the nine months ended June 30, 2002, compared with net cash provided by financing activities of $411,000 for the comparable 2001 period. In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its Common Stock. At June 30, 2002, the Company had repurchased 529,000 shares for approximately $1.7 million, at prices ranging from $2.50 – $3.65 per share.

              The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See “Factors That May Affect Future Results.”

Critical Accounting Policies

              The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies and judgments described below. Additionally, Rogue Wave also has other key accounting policies, which involve the use of estimates, judgments and assumptions and which are detailed in Note 1 “Description of Business and Summary of Significant Accounting Policies” in Item 14 of Part IV, “Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K,” of our Annual Report on Form 10-K for the year ended September 30, 2001. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

              The Company’s revenue is derived from licenses of its software products and related maintenance, training and consulting services. License, maintenance and most services are recognized in accordance with

Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by SOP 98-9, which permits revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred, (3) the fee is fixed or determinable, and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

              Persuasive evidence of an arrangement exists. Rogue Wave’s customary practice is to execute a written contract, signed by both the customer and the Company, or a purchase order from those customers that have previously negotiated a license agreement.

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

              The fee is fixed or determinable.  Rogue Wave negotiates the fee for its products at the outset of an arrangement. In these arrangements, the majority of the development licenses are perpetual and nonrefundable. The fees are generally due within one to twelve months depending on the length of the contract. The Company considers fees relating to arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

              Collectibility is probable.  Collectibility is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers’ financial position (e.g. cash position and credit rating) and their ability to pay. If collectibility is not considered probable at the outset of an arrangement in accordance with the Company’s credit review process, revenue is recognized when the fee is collected.

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

              The Company’s allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected. In determining the required allowance, the Company considers factors such as customer credit history, overall and industry economic conditions and the customer’s current financial performance. Rogue Wave performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company continuously monitors collections and payments from the customers. While such credit losses have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

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

              Our future operating results are difficult to predict due to a variety of factors, many of which are outside of our control. These factors include:

•	overall economic conditions of the U.S. and the rest of the world;
•	demand for our products and services;
•	level of product and price competition;
•	size, type and timing of individual license transactions;
•	delay or deferral of customer implementations;
•	our success in expanding our direct sales force and indirect distribution channels;
•	timing of new product introductions and product enhancements;

•	levels of international sales;
•	changes in our pricing policy or that of our competitors;
•	publication of opinions about us, our products and object-oriented, component technology by industry analysts;
•	our ability to retain key employees and hire new employees;
•	our ability to develop and market new products and control costs; and
•	our ability to effectively deploy our new strategy including our new business model.

              One or more of the foregoing factors may cause our operating results to fluctuate significantly. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our Common Stock.

Our sales volume is subject to fluctuations and unpredictable timing and may cause our operating results to fluctuate significantly.

              We generally ship orders as received, which means that quarterly revenue and operating results depend substantially on the volume and timing of orders we receive during the quarter. Sales volume is difficult to forecast due to a number of reasons, many of which are outside our control. These reasons include:

•	lack of a reliable means to assess overall customer demand;
•	we typically earn a substantial portion of our revenue in the last weeks, or even days, of each quarter;
•	larger customer orders are subject to long sales cycles and are frequently delayed; and
•	our service and maintenance revenue tends to fluctuate as consulting contracts are undertaken, renewed, completed or terminated.

              We base operating expenses on anticipated revenue trends. A high percentage of these expenses are relatively fixed. As a result, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter to quarter and could lead to significant losses. Accordingly, operating results and growth rates for any particular quarter or other fiscal period may not be indicative of future operating results. Furthermore, fluctuations in our quarterly operating results may result in volatility in the price of our Common Stock in the future.

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

Our market is highly competitive, and if we are unable to compete successfully our ability to grow our business or maintain revenue and earnings at current levels will be impaired.

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

              Software applications can also be developed using software parts and programming tools in environments other than C++. Indirect competitors with such offerings include Microsoft, Borland, Oracle and Powersoft. Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than we do. These potential competitors also have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than we can.

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

              As of June 30, 2002, the Company had short-term investments of $17.5 million, which are classified as held to maturity. All investments had maturities of less than 360 days when acquired. Short-term investments consist primarily of highly rated credit and highly liquid corporate notes and commercial paper. A reasonable reduction in overall interest rates would not have a material effect on the fair value of the investments or the financial position of the Company.

              Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by a appropriate range of potential rate fluctuations that the Company believes to be appropriate to the Company’s assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company’s overall foreign currency rate exposure at June 30, 2002, movements in foreign currency rates would not materially affect the financial position of the Company. At June 30, 2002, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $909,000. See Note 8 of Notes to Condensed Consolidated Financial Statements.

PART II – OTHER INFORMATION

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1(1)	Agreement and Plan of Reorganization between Registrant, Inmark Development Corporation and RW Acquisitions, Inc., dated as of September 19, 1995.

2.2(2)	Agreement and Plan of Merger between the Registrant and Rogue Wave Software, Inc., an Oregon corporation, dated as of November 21, 1996.

2.3(3)	Agreement and Plan of Merger and Reorganization among Rogue Wave Software, Inc., a Delaware corporation, SR Acquisition Corp., a North Carolina corporation, Stingray Software, Inc., a North Carolina corporation and the shareholders of Stingray Software, Inc., dated as of January 19, 1998.

2.4(4)	Articles of Merger and Plan of Merger dated February 27, 1998 filed with the Secretary of State of North Carolina on February 27, 1998.

2.5(6)	Agreement and Plan of Merger and Reorganization among Rogue Wave Software, Inc., a Delaware corporation, NN Acquisition Corp., a Delaware corporation, NobleNet, Inc., a Delaware corporation and Steve Lemmo, as agent for the stockholders of NobleNet, dated as of February 11, 1999.

2.6(6)	Certificate of Merger and Plan of Merger dated March 1, 1998, filed with the Secretary of State of the State of Delaware on March 1, 1999.

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(1)	Bylaws.

4.1(1)	Reference is made to Exhibits 3.1 and 3.2.

4.2(1)	Specimen Stock Certificate.

4.3(1)	Amended and Restated Investors’ Rights Agreement between the Registrant and certain investors, dated November 10, 1995, as amended June 27, 1996.

4.4(5)	Form of Registration Rights Agreement between Rogue Wave Software, Inc. and the former shareholders of Stingray Software, Inc. and the former shareholders of Stingray Software, Inc.

10.1(8)	1996 Equity Incentive Plan.

10.2(9)	Amended and Restated Employee Stock Purchase Plan, dated June 6, 1996, as amended January 25, 2000.

10.3(1)	Form of Indemnity Agreement to be entered into between the Registrant and its officers and directors.

10.4(1)	Lease Agreement between Registrant and the State of Oregon, dated May 1, 1996.

10.5(1)	Lease Agreement between the Registrant and the Landmark, dated April 22, 1996.

10.6(7)	Home Loan Agreement between Registrant and Michael Scally, dated January 7, 1998.

10.7(7)	Home Loan Agreement between Registrant and Robert Holburn, dated February 2, 1998.

10.8(10)	Separation & Release Agreement between Registrant and Michael Ernst, dated November 15, 1999.

10.9(10)	Separation & Release Agreement between Registrant and Robert Holburn, dated January 3, 2000.

10.10(10)	Separation & Release Agreement between Registrant and Michael Foreman, dated May 1, 2000.

10.11(10)	Separation & Release Agreement between Registrant and Harold Julsen, dated December 6, 2000.

10.12(10)	1997 Equity Incentive Plan, as amended on January 18, 2001.

10.13(11)	Separation & Release Agreement between Registrant and John D. Iacobucci, dated October 9, 2001.

10.14(12)	Separation & Release Agreement between Registrant and James M. Smith, dated January 7, 2002.

10.15(13)	Home Loan Agreement between Registrant and John Floisand, dated June 5, 2002.

10.16(13)	Separation & Release Agreement between Registrant and David A. Rice, dated April 25, 2002.

99.1(13)	Certification of John Floisand.

99.2(13)	Certification of Merle A. Waterman.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form SB-2, as amended (No. 333-13517).

(2)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 1996.

(3)	Filed as Exhibit 2.1 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(4)	Filed as Exhibit 2.2 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(5)	Filed as Exhibit 4.1 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(6)	Filed as an Exhibit to the Registrant’s Form 8-K dated March 1, 1999 and filed on March 9, 1999.

(7)	Filed as an Exhibit to the Registrant’s annual report on Form 10-K for the year ended September 30, 1998.

(8)	Filed as an Exhibit to the Registrant’s Proxy Statement on Schedule 14A and filed on December 10, 1998.

(9)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 1999.

(10)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2000.

(11)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2001.

(12)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002.

(13)	Filed herewith.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGUE WAVE SOFTWARE, INC.
(Registrant)

Date: August 14, 2002	/s/ Merle A.Waterman
MERLE A. WATERMAN
VICE PRESIDENT, CHIEF FINANCIAL OFFICER
AND SECRETARY