Form 10-K
period 2002-09-30
ROGUE WAVE SOFTWARE INC /OR/
filed 2002-12-12
CIK 1023184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 0-28900

ROGUE WAVE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-1064214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5500 Flatiron Parkway, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip code)

(303) 473-9118
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☐  NO  ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $22,213,440 based upon the closing price of the Common Stock on March 31, 2002 on the Nasdaq National Market. Shares of Common Stock held by each officer, director and holder of five percent or more of the Common Stock outstanding as of March 31, 2002 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of October 31, 2002, there were 10,203,711 shares of Common Stock outstanding.

FORM 10-K

PART I

ITEM 1.    BUSINESS

The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Securities and Exchange Commission.

Overview

Rogue Wave Software Inc. (“Rogue Wave” or the “Company”) was founded in 1989, and develops, markets and supports object-oriented and infrastructure software technology. Customers around the world rely on Rogue Wave products to build comprehensive application solutions. Rogue Wave believes that application development efforts are most effective when businesses are able to concentrate on the domain-specific application capabilities that enable them to differentiate themselves from their competitors. Rogue Wave offers proven software components and frameworks that enhance developer productivity for implementing common application functionality. The Company’s software also handles the complex architectural issues that are key to successful application implementation, which most often fall outside a company’s in-house development expertise. Rogue Wave is committed to providing products and services that reduce the effort, time to market, and overall project risk associated with the development of comprehensive application solutions.

The Company’s products are marketed to information technology (“IT”) development managers, independent software vendors (“ISV”), value-added resellers (“VAR”), original equipment manufacturers (“OEM”) and professional programmers in all industry and geography segments. The Company’s products are designed to enable customers to construct robust applications faster, with higher quality, and lower risk, resulting in significant cost savings. These products provide customers with greater independence from hardware platforms, operating systems and other vendor-specific dependencies.

During fiscal 2002, Rogue Wave continued to solidify its worldwide presence by opening an office in Australia, coupled with committing additional resources to the Asia Pacific and Latin America regions. During fiscal 2000, the Company established offices in Japan and Hong Kong. Since 1996, when the Company initially established a wholly-owned subsidiary in Germany, it has expanded its European operations with additional distribution channels in the United Kingdom, France, Italy and the Benelux Countries. Rogue Wave continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels.

The Rogue Wave Premise

Rogue Wave seeks to address the following pervasive challenges that today’s software development teams face.

•	Developing and maintaining complex architecture-level applications, including domain-specific functionality, to specification, on schedule and on budget.
•	Remaining agile enough to quickly meet frequently changing business requirements.
•	Integrating new and existing applications, including legacy systems, with disparate and rapidly changing technologies.

The Rogue Wave Strategy

The Company’s strategic objective is to provide technology and services that allow businesses to be as productive as possible when building software solutions to address their business objectives. Rogue Wave products provide the core integration and platform technology critical for customers to concentrate efforts on their business domain, with the security of knowing that critical underlying technology is safely handled. Using Rogue Wave products results in flexible solutions that are maintainable, and are extendable to meet new business needs.

Rogue Wave believes the productivity and flexibility realized with skillfully designed and implemented object-oriented software is at the core of achieving cost effective, large-scale application development. With Rogue Wave products and services, businesses can maintain their significant investments in existing technology, while taking advantage of the many benefits of object-oriented design and development for new initiatives.

The Company’s history is rich in object-oriented C++, the language of choice for the foundation of business critical applications. As a market leader, Rogue Wave will continue to seek to develop new and compelling features for its products, reaffirming customer investment while developing successful partnerships in the process.

Rogue Wave strives to create products that best match customer applications and underlying technologies. As a result, in addition to the Company’s investment in C++, it is pursuing new initiatives designed to assist customers in leveraging their current C++ applications, by allowing them to connect with other technologies such as Java, .Net and XML/Web Services. The Company is committed to working with the early adopters of new technology, ensuring that the needs of customers drive product innovation, and has made significant changes to improve the way internal development expertise is harnessed and directed at addressing high-value customer needs. The Company maintains a Technology Access Center (“TAC”) on www.roguewave.com that enables customers and prospects to view, test and provide feedback on new technologies that Rogue Wave has developed.

In conjunction with developing and marketing object-oriented technology to its customers, Rogue Wave provides comprehensive consulting, educational, and support services to minimize the learning curve and provide expert assistance. Relevant technology, coupled with Rogue Wave’s expertise, provides the mutual successes that are the foundation for lasting partnerships with our customers.

The Rogue Wave Business Model

Dynamic business drivers, combined with evolving technology, have changed the buying practices of Rogue Wave customers. Historically, Rogue Wave sold its products directly to individual developers and built its revenue base through the addition of new developers who purchased Rogue Wave technology for use in multiple application initiatives. Changes in the marketplace have resulted in customers being less interested in atomic components and more interested in technology suites and frameworks that solve a larger portion of their problem. Rogue Wave has migrated from an individual developer license business model to one centered on deployment of finished applications. Buying decisions have moved away from the individual developer and are now handled at the project, division, and enterprise levels. As such, Rogue Wave has changed how it offers its products, including how its products are licensed.

The Company’s current business model has evolved from that of a sole technology supplier to one of a true partner with its customers, linking Rogue Wave’s success to its customers’ success. Businesses have the ability to fully empower a project team with Rogue Wave technology, enhancing development initiatives with the services and support required to ensure success. In addition, customers can make clearer buying decisions when benefits are directly measurable against and favorable to project costs.

Products

Rogue Wave products and services give development teams a head start on building applications that solve business problems, increasing their productivity and ability to deliver projects on schedule. The Company’s products and services provide customers with the following benefits:

Distributed Applications.    Programmers that develop complicated, large and distributed applications can use the Company’s products to make their application work in concert, across multiple systems, interfacing seamlessly.

Scale to the Enterprise.    Scalability and performance are great strengths of C++. The use of the Company’s products helps programmers develop flexible, modular applications that can be more easily modified and refined.

Honor Legacy Investments.    The Company’s components easily work with legacy systems, contributing to either all or part of the solution. Rogue Wave honors legacy investments by recognizing that part of a customer’s legacy investment is the training and skills it has invested in its employees. Rogue Wave leverages that investment by using standard languages such as C++ as well as the consistent use of design patterns and interfaces across its products.

Highly Customizable.    Rogue Wave products are written to provide developers with a high degree of flexibility, offering them the ability to freely customize the components for their own specialized applications. Developers either can use the standard application programming interfaces (“API”) and avoid granular programming details, or can drill down to the native code, if necessary.

MultiPlatform Support.    Most of the Company’s products are cross-platform and the database products can be used with a wide variety of databases. This flexibility allows programmers to develop applications with minimal attention to the environments in which they will be deployed. Businesses gain the ability to deploy software systems in a wide variety of environments with minimal modification required. Rogue Wave products encapsulate fundamental operations, allowing developers to focus on creating business logic rather than the low-level details of their development environments.

Rogue Wave SourcePro C++
Rogue Wave SourcePro C++ gives development teams a head start on building applications that solve business problems and meet the needs of a global market, increasing productivity and the ability to deliver products on schedule. SourcePro C++ extends the life of existing C++ applications by helping development teams deliver applications that use extensible markup language (“XML”) and simple object access protocol (“SOAP”) based Web Services. Higher-level, object-oriented interfaces to complex underlying application programming interfaces across platforms shorten the learning curve, facilitating a developer’s ability to be productive quickly. All Rogue Wave C++ components provide the flexibility to deploy applications on multiple hardware platforms and databases, allowing development teams to easily support changing business needs.

Rogue Wave SourcePro C++ consists of four products, each tailored for a specific area of C++ application development.

•	SourcePro Core
Rogue Wave SourcePro Core offers fundamental C++ components that enable rapid development of applications for global markets and handle the low-level intricacies of the C++ language, helping developers be productive quickly. By simplifying the complexities of working with XML, SourcePro Core allows developers to create C++ applications that share data with diverse systems.

•	SourcePro DB
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

•	SourcePro Net
Rogue Wave SourcePro Net allows developers to create secure and non-secure networked and Internet-enabled applications, handling the granular details of socket programming and Internet protocols to help developers deliver quality applications on schedule. SourcePro Net allows developers to use their existing C++ knowledge to implement standard SOAP concepts, in order to create Web services and extend their existing investments in C++ through XML.

•	SourcePro Analysis
Rogue Wave SourcePro Analysis is a solution for object-oriented business and scientific analysis, containing a wide range of C++ components for solving mathematical problems in business and research. Developers use the algorithms in SourcePro Analysis for accurate, precise calculations, allowing them to focus on building appropriate business solutions.

Rogue Wave Stingray Studio
Rogue Wave Stingray Studio offers higher-level graphical user interface (“GUI”) components for Microsoft® Windows® platforms providing ease of use, shortening development time and making it easier to maintain GUI applications. Rogue Wave Stingray Studio provides the graphical components required to mimic the look and feel of Microsoft applications, facilitating the creation of custom GUI applications whose look and functionality are consistent with a Microsoft standard, thereby increasing end user acceptance and use. Stingray Studio lets developers rapidly build scalable, distributed GUI applications that can be easily integrated with current enterprise systems and applications.

Rogue Wave Bobcat
Rogue Wave Bobcat provides a solution to the Web integration needs of C++ developers. Bobcat provides a highly efficient, scalable, robust and very portable implementation of the Java Servlet API, written entirely in C++.

Rogue Wave XML Object Link
Rogue Wave XML Object Link extends investments in C++ applications by mapping data locked in C or C++ applications into standard XML. This enables XML interoperability using standard or custom XML systems, whether for use over an internal network or the Internet. XML Object Link simplifies the task of writing XML-enabled programs by automatically generating C++ components from XML Schemas.

Rogue Wave Application Tuning System (“ATS”)
Rogue Wave ATS provides increased application stability and performance by reducing heap contention and optimizing memory allocation in multithreaded applications. ATS offers development teams an opportunity to leverage their current hardware and use a solution to increase high-end processing efficiency, workflow efficiency and positive end-user experience.

Large Scale Object Solutions (“LSOS”)
LSOS is a set of technologies the Company developed to target customers with specific needs related to running very high throughput systems deployed against a relational database. LSOS offers services such as hierarchical object model, object history, object reconciliation and a method for storing objects on relational databases in order to maximize performance.

The Company’s first implementation of this technology was an application that the Company developed, in partnership with JPMorgan Chase, known as Global Market Reference Data and renamed CornerstoneST. The Company planned to market this product to worldwide financial institutions that are facing T+1 issues.

The second implementation of LSOS technology is SynopticaST. SynopticaST is a framework producer platform that enables the quick development of very high-performance data dissemination applications that consume, store, manipulate and distribute mission critical enterprise data in real time, while preserving transactional integrity, maintaining history and audit trails and ensuring continuous availability. Initial development of this product was completed in November 2002.

Because of global economic uncertainties, which have resulted in significant spending constraints for information technology organizations, and the recent elimination of the T+1 compliance requirements by the Securities Industry Association, the Company is reexamining the marketplace opportunities for CornerstoneST and SynopticaST.

Although the Company plans to continue to market and sell these products to potential customers that it has identified, it has suspended all future investment related to these products. The Company’s future involvement with these products will depend on its ability to contract with customers to which it can provide custom LSOS solutions. In connection with overall cost containment initiatives and the uncertainty of the marketplace for these products, the Company terminated its LSOS operations in Southboro, Massachusetts in November 2002 and expects to incur a related restructuring charge during the quarter ended December 31, 2002. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Customers

While the Company’s customer base is broad and diverse, over 75% of it is represented by software and information systems, telecommunications, defense and financial services industries. To date, the Company has sold over 350,000 end-user licenses, both to individual programmers as well as enterprises. No single customer accounted for 10% or more of revenue in fiscal 2002. Rogue Wave products and services are often utilized in large-scale, business-critical applications, central to our customers’ competitive positions.

Sales and Marketing

Rogue Wave has transitioned to a deployment-based licensing and pricing model. In fiscal 2002, license revenue was represented by 68% deployment fees and 32% development fees. The Company has realigned its sales and marketing efforts to support this business approach.

Rogue Wave has restructured its marketing organization to include centralized product marketing and marketing communications functions, with geographically focused field-marketing teams. Product marketing and marketing communications develop marketing messages and materials addressing the impact Rogue Wave products can have on application development efforts. The field marketing teams in the (1) Americas; (2) Europe, Middle East, Eastern Europe and Africa (“EMEA”) and (3) Asia Pacific further tailor the corporate messaging and materials to develop lead generation and brand awareness programs for a specific geographic region. Field marketing programs include advertising, direct marketing, events, and ongoing customer communication programs.

The Company’s corporate communications function focuses on relations with industry analysts and the press as a channel for increasing awareness of Rogue Wave products in the marketplace. Corporate communications also pursues bylined articles and speaking opportunities for key Rogue Wave technologists and architects. The Company’s Web site (www.roguewave.com) continues to be the primary vehicle for communicating relevant messages to the appropriate target audiences.

As of November 30, 2002, the Company had 88 worldwide sales and marketing employees. A team approach comprised of both telesales and direct field sales representatives is utilized and are represented by the following:

Telesales.    As of November 30, 2002, the Company employed 11 domestic telesales representatives. The Company’s telesales force generally targets individuals and small-to-medium-sized groups of programmers. Sales through this channel are typically less than $50,000 per order. The Company maintains the telesales operation at its headquarters in Boulder, Colorado.

Direct Field Sales.    As of November 30, 2002, the Company employed 12 domestic direct field sales representatives, supported by 10 technical sales representatives. The Company’s domestic field sales force targets Fortune 1000 customers. The field sales force typically focuses on enterprise-wide technology customers. The sales cycle for this “top down” approach typically ranges from two to six months. The Company maintains domestic direct sales offices in California, Colorado, Illinois, New York and Texas.

The Company’s international sales channel development efforts are focused on two regions:

■
EMEA.    As of November 30, 2002, the Company’s EMEA sales, support and consulting organization consisted of 37 individuals. The Company maintains EMEA sales and support offices in France, Germany, Italy, the Netherlands and the United Kingdom.

■
Asia Pacific.    Between 2000 and 2002, Rogue Wave opened offices in Tokyo, Hong Kong and Australia, and began to deliver localized products and services to these markets. The Company is actively pursuing further expansion in this region including in China and India. As of November 30, 2002, the Company’s Asia Pacific operation consisted of 12 individuals.

Strategic Alliances and Business Partnerships

The Company has strategic alliances and partnerships with a number of leading hardware and software vendors, system integrators, software developers and distributors, including Microsoft, IBM, Sun Microsystems, Intel, Redhat, and Hewlett-Packard. These relationships may include technology licensing agreements and cooperative marketing relationships, as well as exchange of development plans and strategic direction. As new markets open, Rogue Wave intends to expand partnerships with leading vendors to offer solutions to the marketplace.

Product Support

The Company believes that a high level of customer support is important to the successful marketing and sale of its products. Mission-critical applications require rapid support response and problem resolution. The Company’s worldwide sales and support presence allows quick response and support in local languages. The Company delivers support services through various channels such as telephone, electronic mail and on-line support via the Web. By directly submitting a support incident into our call database, support via the Web provides fast response and resolution. Online support via the Web allows customers to report an incident and see a history of all their Rogue Wave support incidents. Telephone hotline support is offered worldwide at either a standard or around-the-clock level, depending on customer requirements. The Company’s support offerings are as follows:

•	Basic – Web-based support limited to 25 support incidents and six-day response time.
•	Premium – Web, e-mail and phone delivered services limited to 100 support incidents and a 24-hour response time.
•
Enterprise – 24x7 Web, e-mail and phone services limited to 100 support incidents and response times of 4 to 48 hours depending on the incident severity; dedicated technical account managers available.

•	Extended Lifecycle Product Support – Specialized support for customers with applications running on multiple, possibly obsolete versions of Rogue Wave products.

The Company maintains product and technology experts, on call at all times worldwide, and has support call centers located in Boulder, Colorado; Corvallis, Oregon; Amsterdam, Netherlands, and Tokyo, Japan. As of November 30, 2002, there were 19 employees in the Company’s product support group.

Technical Services

The Company believes that its technical services organization plays an important role in facilitating initial license sales by enabling customers to successfully design, develop, deploy and manage systems and applications. Fees for services are generally charged on a time and materials basis and vary depending upon the nature and extent of services to be performed. A sample of the technical consulting services offered is provided below:

•	Assessment Service - Helping companies manage and understand their technology initiatives more effectively.
•	Consulting Services - These services include intervention at critical phases of development or full lifecycle management of customer projects.
•	Education Services - Training development teams on the full power of Rogue Wave products.
•	Upgrade Service - Offering companies a way to smoothly transition to new versions of Rogue Wave products.

As of November 30, 2002, there were 8 employees in the professional services group helping development teams implement stable, flexible and reliable applications.

Product Development

The Company’s future success will depend on its ability to satisfy diverse and evolving customer requirements and otherwise achieve market acceptance. Rogue Wave will strive to continue to enhance its current product line while developing new, market-driven product offerings that keep pace with competitive product introductions and new technologies.

During fiscal year 2002, the Company’s product development activities were conducted in various sites throughout the United States, including Corvallis, Oregon; Boulder, Colorado, and Southboro, Massachusetts. As of November 30, 2002, there were 38 employees on the Company’s product development staff. The Company’s product development expenditures in fiscal 2002, 2001 and 2000 were $12.4 million, $13.8 million and $14.1 million, respectively, and represented 28.5%, 23.9%, and 25.9% of total revenue, respectively.

The Company expects that it will continue to commit substantial resources to product development in the future. Although Rogue Wave has primarily developed products internally, it may, based on timing and cost considerations, acquire technologies or products from third parties. Additionally, the Company is investigating certain “offshore development” opportunities, which it expects to make a final determination by December 31, 2002.

Competition

The Company’s products and professional services contend with direct and indirect competition ranging from the internal development operations of our target customers to similar product offerings and alternative technologies designed to address the same business problems.

Rogue Wave Stingray Studio targets developers using Visual C++/MFC (Microsoft Foundation Classes), and Visual Basic/ActiveX software components for GUI development on Windows platforms. Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft is promoting the .NET development environment; however, it is expected that the migration from MFC-based applications to .NET may take up to five years to complete. Microsoft is taking a tangible step in this direction with the introduction of the .NET development environment and Winforms. Winforms is positioned as Microsoft’s preferred method of performing GUI development in the future and represents a divergence from MFC, the technologies on which Stingray Studio is based.

The Company’s SourcePro C++ products drive the majority of Company revenue and target the maturing market for C++ development components. Direct competitors in the C++ market include Microsoft (with its MFC), ILOG, several privately held companies, and the open source development community.

The most significant threat to revenue for the cross-platform foundation C++ components comes from internal development operations within the Company’s customer and prospect base. Additional threats come from specialized C++ component vendors and, increasingly, open source projects that produce freely available source code upon which companies can build enterprise software.

Products and services that are indirectly competitive include components from Microsoft, Oracle, and Borland. Each of these companies provides or may provide in the future solutions that may compete with Rogue Wave’s object-oriented, distributed computing and database access products.

Additional indirect competition comes from the emergence of Java as a viable object-oriented, cross-platform enterprise development language. The Java Development Kit is freely distributed by Sun Microsystems and contains a comprehensive set of foundation and GUI components upon which a developer may begin development. Higher level Java-centric products, such as application servers provided by Sun Microsystems (Iplanet), IBM (Websphere) and BEA (Web Logic), also represent alternative technologies that can compete with the Company’s SourcePro C++ components.

Systems integrators compete with Rogue Wave consulting offerings, although they tend to bring industry-specific expertise rather than architectural level expertise to software development projects. Many systems integrators possess industry-specific expertise that may enable them to offer a single vendor solution more easily, and already have a reputation among potential customers for offering enterprise-wide solutions to software programming needs. Systems integrators may market competitive software products in the future.

Employees

As of November 30, 2002, the Company had 201employees, of which 152 were based in the United States, 37 were based in Europe and 12 were based in Asia Pacific. Of the total, 88 were in sales and marketing, 38 were in product development, 19 were in product support, 8 were in technical services and 48 were in finance, administration and operations. The Company has not experienced any work stoppages and considers relations with its employees to be good.

Risk Factors

In evaluating the Company’s business, investors should carefully consider the following factors in addition to the other information presented in this report.

Our future operating results are difficult to predict and actual financial results may vary from our expectations, which could have an adverse effect on our stock price.

Our future operating results are difficult to predict due to a variety of factors, many of which are outside of our control. These factors include:

•	overall economic conditions of the U.S. and the rest of the world;
•	overall economic conditions in the software and information systems, telecommunications, financial services and defense industries;
•	the demand for our products and services;
•	the level of product and price competition;
•	the size, type and timing of individual license transactions;
•	the delay or deferral of customer implementations;
•	our success in expanding our direct sales force and indirect distribution channels;
•	timing of new product introductions and product enhancements;
•	levels of international sales;
•	obsolescence of our products or the programming languages that our products are designed to enhance;
•	changes in our pricing policy or that of our competitors;
•	publication of opinions about us, our products and object-oriented and infrastructure component technology by industry analysts;
•	our ability to retain key employees and hire new employees;
•	our ability to develop and market new products and control costs; and
•	our ability to effectively deploy our new strategy including our new business model.

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

We base operating expenses on anticipated revenue trends. A high percentage of these expenses are relatively fixed. As a result, a delay in the recognition of revenue from a limited number of transactions could cause significant variations in operating results from quarter to quarter and could lead to significant losses. Accordingly, operating results and growth rates for any particular quarter or other fiscal period may not be indicative of future operating results. Furthermore, fluctuations in our quarterly operating results may result in volatility in the price of our Common Stock.

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

Variability of our sales cycles make it difficult to forecast quarterly and annual revenue and operating results, making it likely that period-to-period comparisons are not necessarily meaningful as an indicator of future results.

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

We frequently evaluate strategic opportunities available to us and may in the future pursue additional acquisitions of complementary technologies, products or businesses. Future acquisitions may result in the diversion of management’s attention from the day-to-day operations of our business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in a dilutive issuance of equity securities, the incurrence of debt, and amortization expenses related to intangible assets. Our failure to successfully manage future acquisitions may have a material adverse effect on our business and financial results.

Doing business outside the United States involves numerous factors that could negatively affect our financial results.

A significant portion of our revenue is derived from international sources. To service the needs of our international customers, we must provide worldwide product support services. We have expanded, and intend to continue expanding, our international operations and plan to enter additional international markets. This will require significant management attention and financial resources that could adversely affect our operating margins and earnings. We may not be able to maintain or increase international market demand for our products. If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

Our international operations are subject to a variety of risks, including (1) foreign currency and exchange rate fluctuations, (2) economic or political instability, (3) shipping delays and (4) increases in the level of customs duties, export quotas or other trade restrictions. Any of these risks could have a significant impact on our ability to deliver products on a competitive and timely basis.

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

Although we do not believe that we are infringing any proprietary rights of others, third parties may claim that we have infringed their intellectual property rights. Furthermore, employers of our former, current or future employees may assert claims that such employees have improperly disclosed to us the confidential or proprietary information of such employers. Any such claims, with or without merit, could (1) be time consuming to defend, (2) result in costly litigation, (3) divert management’s attention and resources, (4) cause product shipment delays or (5) require us to pay money damages or enter into royalty or licensing agreements. A successful claim of intellectual property infringement against us and our failure or inability to license or create a workaround for such infringed or similar technology may materially and adversely affect our business, operating results and financial condition.

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

Software products frequently contain errors or failures, especially when first introduced or when new versions are released. Also, new products or enhancements may contain undetected errors, or “bugs,” or performance problems that, despite testing, are discovered only after a product has been installed and used by customers. Errors or performance problems could cause delays in product introduction and shipments or require design modifications, either of which could lead to a loss in revenue or increase in costs. Our products are typically intended for use in applications that may be critical to a customer’s business. As a result, we expect that our customers and potential customers have a greater sensitivity to product defects than the market for software products generally. Despite extensive testing by us and by current and potential customers, errors may be found in new products or releases after commencement of commercial shipments, resulting in loss of revenue or delay in market acceptance, diversion of development resources, the payment of monetary damages, damage to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business and results of operations.

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

Our market is highly competitive, and if we are unable to compete successfully, our ability to grow our business or even maintain revenue and operating results at current levels will be diminished.

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

Software applications can also be developed using software parts and programming tools in environments other than C++. Indirect competitors with such offerings include Microsoft, Borland and Oracle. Many of these competitors have significantly greater resources, name recognition and larger installed bases of customers than Rogue Wave. These potential competitors have well-established relationships with current and potential customers and have the resources to enable them to more easily offer a single vendor solution. As a result, these potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than Rogue Wave can.

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

The software market in which we compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs and (4) evolving industry standards. To keep pace with technological developments, evolving industry standards and changing customer needs, Rogue Wave must support existing products and develop new products. We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements. We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements. In addition, these enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance. If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially adversely affected. In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.    PROPERTIES

The Company’s principal domestic administrative, sales, marketing, support, consulting and product development offices are located in facilities consisting of approximately 37,000 square feet in Boulder, Colorado and 30,000 square feet in Corvallis, Oregon. Until recently, the Company leased 12,000 square feet in Southboro, Massachusetts. The Company is discontinuing its operations at this facility and plans to terminate the lease. The leases on the Boulder and Corvallis facilities expire on various dates from 2003 through 2006. The Company currently leases other domestic sales, development and support offices in California, New York, Texas, Illinois, North Carolina and Ontario. The Company also rents space for its international offices in Europe, Japan, Australia and Hong Kong. As of September 30, 2002, future minimum lease payments under operating leases were $4.9 million. Note 5 of Notes to Consolidated Financial Statements describes the amount of the Company’s lease obligations. The Company believes that these facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock trades on the Nasdaq National Market (“Nasdaq”) under the symbol “RWAV”. The following table sets forth the high and low closing sales prices for the Company’s Common Stock for the quarters ended in fiscal 2002 and 2001, as furnished by Nasdaq. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Year ended September 30, 2002
1st Quarter	$3.37	$2.46
2nd Quarter	3.80	3.00
3rd Quarter	3.75	2.70
4th Quarter	2.80	1.67

Year ended September 30, 2001
1st Quarter	$5.50	$2.94
2nd Quarter	6.00	3.13
3rd Quarter	4.76	3.00
4th Quarter	4.38	1.91

As of October 31, 2002, there were approximately 136 stockholders of record of the Company’s Common Stock (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 6,000 beneficial holders of the Company’s Common Stock.

Dividend Policy

The Company has not historically paid cash dividends and intends to retain any future earnings for use in its business for the foreseeable future.

In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its Common Stock. At September 30, 2002, the Company had repurchased 809,982 shares at prices ranging from $1.79 to $3.65 per share.

Equity Compensation

The following table shows certain information as of September 30, 2002 with respect to compensation plans under which common shares of the Company are authorized for issuance:

	(a) Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
1996 Equity Incentive Plan approved by stockholders:	846,309	$5.03	1,031,921
1997 Non-Officer Equity Incentive Plan not approved by stockholders:	4,386,997	$4.38	2,368,689

Total	5,233,306	$4.48	3,400,610

A description of the material features of the 1996 Equity Incentive Plan and the 1997 Non-Officer Equity Incentive Plan are included in Item 15. Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8K.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years in the five year period ended September 30, 2002, and the balance sheet data for each of the years in the five year period ended September 30, 2002, are derived from our financial statements, which have been audited by KPMG LLP, independent auditors. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended September 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License revenue	$22,877	$30,549	$30,724	$32,394	$28,663
Service and maintenance revenue	20,422	27,104	23,718	20,710	15,776

Total revenue	43,299	57,653	54,442	53,104	44,439

Cost of revenue:
Cost of license revenue	942	788	1,710	2,149	2,377
Cost of service and maintenance revenue	6,213	11,781	7,981	7,306	4,920

Total cost of revenue	7,155	12,569	9,691	9,455	7,297

Gross profit	36,144	45,084	44,751	43,649	37,142

Operating expenses:
Product development	12,355	13,759	14,072	11,512	9,532
Sales and marketing	22,739	25,140	24,668	23,510	19,313
General and administrative	5,377	5,908	5,491	5,354	4,164
Restructuring, severance, acquisition and goodwill amortization	1,315	2,192	1,661	1,170	1,789
Goodwill impairment charge(1)	—	—	10,493	—	—

Total operating expenses	41,786	46,999	56,385	41,546	34,798

Income (loss) from operations	(5,642)	(1,915)	(11,634)	2,103	2,344
Other income, net	412	1,085	1,877	1,182	794

Income (loss) before income taxes	(5,230)	(830)	(9,757)	3,285	3,138
Income tax expense (benefit)	2,065	(219)	746	1,274	961

Net income (loss)	$(7,295)	$(611)	$(10,503)	$2,011	$2,177

Pro forma net income data(2):
Income before income taxes					$3,138
Pro forma income tax expense					1,098

Pro forma net income					$2,040

Pro forma basic earnings per share					$0.20

Pro forma diluted earnings per share					$0.19

Basic earnings (loss) per share	$(0.68)	$(0.06)	$(1.00)	$0.19	$0.21

Diluted earnings (loss) per share	$(0.68)	$(0.06)	$(1.00)	$0.19	$0.20

Basic weighted average number of shares outstanding	10,742	10,983	10,512	10,383	10,209
Diluted weighted average number of shares outstanding	10,742	10,983	10,512	10,860	10,670

	September 30,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$28,256	$34,197	$33,526	$27,664	$35,264
Total assets	42,942	56,837	55,619	59,470	54,527
Total stockholders’ equity	28,742	37,288	37,293	42,342	42,905

(1)	Represents the impairment of goodwill associated with the NobleNet acquisition, following the decision by the Company to discontinue the Nouveau product line.
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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Rogue Wave Software, Inc. was founded in 1989 to provide reusable software components for the development of object-oriented software applications. The Company operated as a Subchapter S Corporation until June 1994. In October 1995, Rogue Wave merged with Inmark Development Corporation, a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. In February 1998, the Company merged with Stingray Software, Inc., a privately held corporation specializing in the development and distribution of object-oriented development tools for Windows programmers and is a leading provider of Visual C++ class libraries. Both transactions were accounted for using the pooling-of-interests method of accounting. In March 1999, the Company merged with NobleNet, Inc., in a transaction utilizing the purchase method of accounting. NobleNet specialized in building and marketing software products that allow existing information technology systems to communicate and interoperate across corporate networks and the Internet. Following the fourth quarter 2000 decision to discontinue marketing of the Noveau product line, the investment in Noblenet, which consisted primarily of goodwill, was written off in fiscal 2000. In addition, during fiscal 2001, as a part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit and discontinued the Fornova project. The Stingray products, which primarily consist of development tools for Windows programmers, continue to be sold by the Company. As a result of these decisions, the Company recognized a restructuring charge as well as various other one-time costs in fiscal 2002 and 2001. See Note 2 of Notes to Consolidated Financial Statements.

Historically, the Company has marketed its products primarily through its direct sales force and, to a lesser extent, through the Internet and an indirect channel consisting of original-equipment-manufacturers, value added resellers, dealers and distributors. The Company’s direct sales force consists of an inside telesales group that focuses on smaller orders ($50,000 or less), and an outside sales force that focuses on larger enterprise-wide technology customers. The Company makes all of its products available for sale and distribution over the Internet. Revenue through this channel has not been significant to date, and there can be no assurance that the Company will be successful in marketing its products through this channel.

The Rogue Wave Strategy and Business Model

Rogue Wave’s strategic objective is to provide technology and services that allow customers to optimize productivity when building software solutions to address their business requirements. The Company strives to create products that efficiently and effectively align underlying information technology with a customers’ application of that technology.

Core Technology - SourcePro™ C++

The Company’s history is rich in object oriented C++, the language of choice for large scale, business critical applications. During fiscal 2001, Rogue Wave announced the launch of the SourcePro C++ product line, reflecting a substantive alteration to the Company’s core products and business model from a “license per developer” approach to a customer value model. The SourcePro C++ products, which integrate the majority of formerly offered Rogue Wave C++ component technology as well as features not previously available, are designed to provide more comprehensive solutions while optimizing the use of the Company’s core C++ products. SourcePro C++ is comprised of four products: SourcePro Core, SourcePro DB, SourcePro Net and SourcePro Analysis. Pricing of the SourcePro C++ products is based on a customer value model, which considers scope of deployment, including operating systems. This model allows customers greater flexibility in their utilization of the Company’s products. Additionally, the Company has made significant investments in Java and XML initiatives.

Evolution of the market place has created the need for higher order solutions. Customers are less interested in atomic software components and more interested in technology suites and frameworks that address a higher percentage of their needs. Customer purchasing practices have migrated away from the individual developer, with a greater focus on project, division or enterprise requirements. Further, to better position itself in the market, the Company is also aggressively pursuing partnership opportunities with leading technology companies. We believe that Rogue Wave’s technological history is deep and highly regarded by its clients and the technological community. By better aligning the Company’s current products, and more importantly its product development efforts, with the world’s leading companies, Rogue Wave expects to have greater success building solutions that solve real world business problems that meet its customers’ needs.

Strategic Realignment – Globalization

During fiscal 2002, Rogue Wave continued to solidify its worldwide presence. International revenue accounted for approximately 28%, 30% and 21% of total revenue in fiscal 2002, 2001 and 2000, respectively. During the second quarter of fiscal year 2002, the Company announced a realignment of its strategy to include an aggressive focus on expansion in Europe, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its new international business focus, on March 29, 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in severance related charges of $352,000 and $127,000 in the second and third fiscal quarter of 2002, respectively. These cost reductions, which resulted in a workforce reduction of approximately 47 employees or 16%, are expected to reduce future operating expenses by approximately $2.0 million quarterly, or 15% of total expenses. All related severance expenses were paid in the third fiscal quarter of 2002.

Additionally, as part of this restructuring plan and to better meet the needs of our customers, the Company has established three separate regional operations, the Americas, EMEA and Asia Pacific in an effort to drive autonomy and greater accountability. During the second fiscal quarter of 2002, the Company opened an office in Australia and increased its resources in EMEA and other areas of the Asia Pacific region. In the third quarter, the Company began the process of establishing several new distributor arrangements. As a part of the strategy to move into new international markets, the Company is creating a streamlined license and packaging process to be utilized by these new distributor channels. The Company anticipates further expansion in foreign countries, including within the Asia Pacific markets, and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. See “Risk Factors” for additional risk factors associated with the Company’s global expansion.

Large Scale Object Solutions

LSOS is a set of technologies the Company developed to target customers with specific needs related to running very high throughput systems deployed against a relational database. LSOS offers services such as hierarchical object model, object history, object reconciliation and a method for storing objects on relational databases in order to maximize performance.

The Company’s first implementation of this technology was an application that the Company developed, in partnership with JPMorgan Chase, known as Global Market Reference Data and renamed CornerstoneST. The Company planned to market this product to worldwide financial institutions that are facing T+1 issues.

The second implementation of LSOS technology is SynopticaST. SynopticaST is a framework producer platform that enables the quick development of very high-performance data dissemination applications that consume, store, manipulate and distribute mission critical enterprise data in real time, while preserving transactional integrity, maintaining history and audit trails and ensuring continuous availability. Initial development of this product was completed in November 2002.

Because of global economic uncertainties, which have resulted in significant spending constraints for information technology organizations, and the recent elimination of the T+1 compliance requirements by the Securities Industry Association, the Company is reexamining the marketplace opportunities for CornerstoneST and SynopticaST.

Although the Company plans to continue to market and sell these products to potential customers that it has identified, it has suspended all future investment related to these products. The Company’s future involvement with these products will depend on its ability to contract with customers to which it can provide custom LSOS solutions. In connection with overall cost containment initiatives and the uncertainty of the marketplace for these products, the Company terminated its LSOS operations in Southboro, Massachusetts in November 2002 and expects to incur a related restructuring charge during the quarter ended December 31, 2002. See 2003 Outlook discussion below.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies and judgments and assumptions. Actual results may differ significantly from these estimates under different assumptions or conditions. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Revenue Recognition

The Company’s revenue is derived from licenses of its software products and related maintenance, training and consulting services. License, maintenance and most services are recognized in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, which permits revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the four criteria above as follows:

Persuasive evidence of an arrangement exists.    Related to all sales transactions, Rogue Wave’s customary practice is to execute a written contract, signed by both the customer and the Company, or obtain a purchase order issued by the customer, depending on the type of sale.

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

The fee is fixed or determinable.    Rogue Wave negotiates the fee for its products at the outset of an arrangement. In these arrangements, the majority of the development licenses are perpetual and nonrefundable. The fees are generally due within one to 12 months depending on the length of the contract. The Company considers fees relating to arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

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

SOP No. 97-2, as amended, generally requires revenue earned on software arrangement involving multiple elements to be allocated to each element based on the relative fair values of the elements. The determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The VSOE for license, consulting and training fees is established when the same element is sold separately. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates with revenue recognized for remaining delivered items using the residual method as provided for by SOP No. 98-9.

Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service periods, which are typically one to three years. Consulting services, which include training, are not considered essential to the functionality of the other elements of the arrangement. The revenue allocable to the consulting services is generally recognized as the services are performed. In instances where the Company enters into customized software consulting contracts, the fees are recognized using the percentage of completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.”

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

Accounting for Income Taxes

As part of the process of preparing the Company’s consolidated financial statements, Rogue Wave is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves preparing estimates of the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Rogue Wave records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax changes to tax laws, changes to statutory tax rates and future anticipated taxable income levels.

The Company has reported net operating losses for the past 3 years, in part due to cost restructuring efforts coupled with an overall continued decline in revenue. As a result, the Company determined that it did not meet the applicable accounting requirements for such assets and, during the fourth quarter of fiscal 2002, increased its income tax valuation allowance by approximately $4.3 million through a charge to income. If, in the future, the Company were to determine that such standards are met, the Company would decrease the recorded valuation allowance through an increase to income in the period that such determination is made. See Note 6 of Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth certain operating data expressed as a percentage of total revenue for each period indicated:

	Year Ended September 30,
	2002	2001	2000
Statements of Operations:
Revenue:
License revenue	52.8%	53.0%	56.4%
Service and maintenance revenue	47.2	47.0	43.6

Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of license revenue	2.2	1.4	3.1
Cost of service and maintenance revenue	14.3	20.4	14.7

Total cost of revenue	16.5	21.8	17.8

Gross profit	83.5	78.2	82.2
Operating expenses:
Product development	28.5	23.9	25.9
Sales and marketing	52.5	43.6	45.3
General and administrative	12.4	10.2	10.1
Restructuring, severance, acquisition and goodwill amortization	3.0	3.8	3.0
Goodwill impairment charge	—	—	19.3

Total operating expenses	96.4	81.5	103.6

Loss from operations	(12.9)	(3.3)	(21.4)
Other income, net	1.0	1.9	3.5

Loss before income taxes	(11.9)	(1.4)	(17.9)
Income tax expense (benefit)	4.8	(0.4)	1.4

Net loss	(16.7)%	(1.0)%	(19.3)%

Revenue.    The Company’s total revenue decreased 25% to $43.3 million in fiscal 2002 from $57.7 million in fiscal 2001. Total revenue in fiscal 2001 increased 6% from $54.4 million in fiscal 2000. License revenue decreased 25% to $22.9 million in fiscal 2002 from $30.5 million in fiscal 2001. License revenue in fiscal 2001 decreased 0.6% from $30.7 million in fiscal 2000. The lower current period revenue is primarily attributable to a decrease in the number of licenses sold to existing and new customers, primarily as a result of constrained corporate technology spending. In general, the slowing economy has had the effect of lengthening the sales cycle and, in some cases, outright cancellation of technology spending.

Rogue Wave continues to solidify its world wide presence by focusing on the development of its international operations, which is designed to increase future revenue.

Service and maintenance revenue decreased 25% to $20.4 million in fiscal 2002 from $27.1 million in fiscal 2001. Service and maintenance revenue in fiscal 2001 increased 14.3% from $23.7 million in fiscal 2000. The decline in service and maintenance revenue between fiscal 2002 and 2001 was primarily attributable to the decrease in revenue received from two significant customized consulting contracts totaling $5.2 million that were signed in the first quarter of fiscal 2001, of which $4.7 million was recognized during the fiscal year ending September 30, 2001. Conversely, these contracts also accounted for the increase in service and maintenance revenue when comparing fiscal 2001 to fiscal 2000.

Cost of Revenue.    Cost of license revenue consists primarily of purchased software, royalty fees paid to third parties, materials, packaging and freight expenses. Cost of license revenue was $942,000, $788,000, and $1.7 million in fiscal 2002, 2001, and 2000, respectively, representing 4.1%, 2.6% and 5.6% of the license revenue for the respective years. The increase in costs since fiscal 2001 was primarily the result of an increase in royalties associated with certain technology licensing rights in the last half of fiscal 2002 due to the Company’s strategic focus on acquiring complimentary products. The decrease in cost since fiscal 2000 was the result of an increase in product offerings delivered through the Internet, compared to products that were physically shipped, which mitigated packaging and freight expenses.

Cost of service and maintenance revenue consists primarily of personnel and facilities related costs incurred in providing customer support and training services as well as third-party costs incurred in providing training services. Cost of service and maintenance revenue was $6.2 million, $11.8 million and $8.0 million in fiscal 2002, 2001 and 2000, respectively, representing 30.4%, 43.5% and 33.7%, of service and maintenance revenue for the respective years. The decrease as a percentage of service and maintenance revenue during fiscal 2002 was due primarily to staffing efficiencies gained from fiscal year 2002 restructuring actions coupled with a decline in the utilization of third-party consulting services associated with the two significant customized software consulting contracts entered into in 2001. The increase as a percentage of services and maintenance revenue for fiscal 2001, when compared to fiscal 2000, was primarily due to increasing product support personnel, an increase in the utilization of third-party consulting services and the additional costs associated with two significant customized software consulting contracts entered into during the first fiscal quarter of 2001.

Product Development.    Product development expenses consist primarily of personnel related costs. Product development expenses were $12.4 million, $13.8 million and $14.1 million in fiscal 2002, 2001 and 2000, respectively. As a percentage of total revenue, product development expenses were 28.5%, 23.9% and 25.9%, in each respective year. Although the total 2002 product development costs have declined, as a percent of revenue, the proportionate decline in expense has not been as great as the decline in revenue. The overall decrease in product development expense in fiscal 2002 was primarily attributable to staffing reductions achieved during the third fiscal quarter of 2002. The decrease in product development expenses in fiscal 2001, as compared to fiscal 2000, was due to an approximate 10% decrease in development employees as a result of the discontinuance of the Fornova project discussed below. While the Company anticipates that it will continue to devote substantial resources to product development, the Company is investigating achieving further expense reductions by moving certain development initiatives offshore. The Company expects that this will decrease development costs, but it does not believe such expenses will decrease as a percentage of total revenue for fiscal 2003. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. See Note 1 of Notes to Consolidated Financial Statements.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses and travel, entertainment and promotional expenses. Sales and marketing expenses were $22.7 million, $25.1 million and $24.7 million in fiscal 2002, 2001 and 2000, respectively. Although the total 2002 sales and marketing costs have declined, as a percent of revenue, the proportionate decline in expense has not been as great as the decline in revenue. As a percentage of total revenue, sales and marketing expenses were 52.5%, 43.6% and 45.3% in each respective year. The decrease in sales and marketing expense in fiscal 2002 is due to the decrease in sales and marketing personnel and related costs associated with the implementation of cost containment programs. The increase in sales and marketing expenses in fiscal 2001 reflects the hiring of additional sales and marketing personnel and related costs. The Company does not expect that sales and marketing expenses will grow or that expenses will increase significantly as a percentage of total revenue for fiscal 2003.

General and Administrative.    General and administrative expenses were $5.4 million, $5.9 million and $5.5 million, in fiscal 2002, 2001 and 2000, respectively. As a percentage of total revenue, general and administrative expenses were 12.4%, 10.2% and 10.1% in each respective year. Although the total 2002 general and administrative costs have declined, as a percent of revenue, the proportionate decline in expense has not been as great as the decline in revenue. The decrease in general and administrative expenses in 2002 is primarily due to cost containment programs implemented during the last half of fiscal 2001 and the aggressive focus on expense reduction in fiscal 2002. The minimal increase in general and administrative expenses in fiscal 2001 was primarily due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company’s growing operations. The Company believes that its general and administrative expenses will remain flat or decline slightly during fiscal 2003.

Restructuring, Severance, Acquisition and Goodwill Amortization.    Restructuring, severance, acquisition and goodwill amortization costs were $1.3 million, $2.2 million and $1.7 million, in fiscal 2002, 2001 and 2000, respectively. As a percentage of total revenue, restructuring, severance, acquisition costs and goodwill amortization were 3.0%, 3.8% and 3.0% in the respective years. In fiscal 2002, $76,000 related to goodwill amortization and $1.2 million related to severance, asset impairment and restructuring costs. In fiscal 2001, $227,000 related to goodwill amortization and $2.0 million related to restructuring and severance costs. For fiscal year 2000, these costs related to goodwill amortization.

Restructuring, severance, asset impairment and goodwill expenses totaling approximately $1.3 million were recognized during fiscal 2002. The Company incurred severance of $617,000 associated with the termination of certain senior managers and $95,000 for the finalization of lease closure costs for the Stingray facility and $54,000 related to an asset impairment charge initiated in fiscal 2001. In addition, $76,000 of goodwill amortization was recognized in the first half of fiscal 2002.

During the second quarter of fiscal 2002, the Company announced a realignment of its corporate strategy to include an aggressive focus on expansion in EMEA, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its new international business focus, on March 29, 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in severance related charges of $352,000 and $127,000 in the second and third fiscal quarters of 2002, respectively. This cost reduction initiative, which resulted in a workforce reduction of approximately 47 employees or 16%, was expected to reduce future operating expenses by approximately $2.0 million quarterly, or 15% of total expenses. All severance expenses were paid in the third fiscal quarter of 2002.

Restructuring, severance and asset impairment expenses totaling approximately $2.0 million were recognized during fiscal 2001. The Company recognized approximately $1.3 million in restructuring charges for Stingray and Fornova and incurred executive severance of approximately $634,000, primarily for the termination of certain executives. During fiscal 2001, as part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit. The restructuring was designed to integrate certain operations of the Stingray division with other corporate functions, resulting in estimated annual cost savings of $2.9 million. As part of this reorganization, the Company recognized approximately $1.1 million in charges related primarily to severance costs associated with the resulting termination of approximately 50 employees as well as costs associated with the closure of the North Carolina facility. In relation to the closure of this facility, an asset impairment charge was recognized for the furniture and fixtures. The Stingray products, which primarily consist of development tools for Windows programmers, continue to be sold and supported by the Company.

Following a decision to discontinue the Fornova project, the Company recognized a restructuring charge of approximately $252,000 during fiscal 2001. Fornova, a venture focused on developing internet information exchange technology for the business to business market, had been pursuing obtaining third party expansion capital with an initial investment commitment of $2.0 million from the Company. As a result of the overall softening of the U.S. economy, coupled with the slowing of third party investment in such ventures, the project was abandoned resulting in the termination of 12 employees. The Company recognized expenses of approximately $1.6 million of product development costs associated with the Fornova project during the first, second and third fiscal quarters of 2001. See Note 2 of Notes to the Consolidated Financial Statements.

Goodwill Impairment Charge.    The goodwill impairment charge of $10.5 million recognized in fiscal 2000 relates to the obsolescence of the Nouveau product line, which was acquired as part of the business acquisition of NobleNet in March 1999, for $11.8 million in cash. In August 2000, the Company determined that the Nouveau product had become obsolete, mitigating future revenue opportunities.

Other Income, Net.    Other income, net consists of interest income earned on the Company’s cash, cash equivalents and short-term investments. Other income, net was $412,000, $1.1 million and $1.9 million in fiscal 2002, 2001 and 2000, respectively. As a percentage of total revenue, other income, net was 1.0%, 1.9% and 3.5%, in the respective years. The general decrease in other income, net is a result of a net decrease in cash and short-term investments coupled with a general decrease in interest rates.

Income Tax Expense.    The Company’s effective tax rates were (39.5%), 26.4% and 107.6%, for fiscal 2002, 2001 and 2000,

respectively. The difference in the rate for fiscal 2002 primarily relates to an increase in the deferred tax asset valuation allowance, as a result of uncertainties associated with future realization. Under Statement of Financial Accounting Standards (“SFAS”) No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the requirements of SFAS No. 109, the Company recognized an additional $4.3 million valuation allowance against certain deferred tax assets. See Note 6 of Notes to the Consolidated Financial Statements. The decrease in the rate for fiscal 2001 is primarily due to a significant decrease in goodwill amortization, which is non-deductible for tax purposes, stock option exercises and a decline in the recognition of the research and experimentation tax credit.

As of September 30, 2002 and 2001, the Company had net operating loss carryforwards for federal and foreign income tax purposes of $7.8 million and $1.0 million and $4.8 million and $555,000, respectively. The federal losses expire in 2007 to 2022.

Liquidity and Capital Resources

As of September 30, 2002, the Company had cash, cash equivalents and short-term investments of $28.3 million. Net cash used in operating activities was $2.9 million for fiscal 2002 compared to $3.6 million provided by operating activities in fiscal 2001. The overall decline in cash from operating activities was attributable to an increase in the net loss and a significant decrease in deferred revenue, accounts payable and accrued expenses, when compared to fiscal 2001, offset by higher non-cash charges for depreciation and amortization, as well as a decline in accounts receivable. Net cash provided by operating activities was $3.6 million in fiscal 2001 and included the change in the current period net loss, offset by certain non-cash charges including depreciation and amortization as well as an increase in accounts payable and accrued expenses.

In fiscal 2002 and 2001, the Company’s investing activities consisted primarily of purchases of equipment including those under capital leases and purchases and maturities of short-term investments, resulting in net use of cash of $1.8 million and $8.8 million, respectively. In fiscal 2002 the Company purchased $581,000 in short-term investments and $1.3 million in equipment.

Net cash used in financing activities in fiscal 2002 was $1.8 million primarily as a result of the Company repurchasing $2.2 million of its Common Stock, offset by proceeds from the employee stock purchase plan and from the exercise of stock options. In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its Common Stock. At September 30, 2002, the Company had repurchased approximately 809,982 shares, at prices ranging from $1.79 to $3.65 per share. Net cash provided by financing activities of $686,000 during fiscal 2001 included proceeds from the employee stock purchase plan and from the exercise of stock options.

The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the on-going operation of the Company.

2003 Outlook

The world economy has recently experienced a significant slowdown, particularly in the Americas region. The technology sector, including telecommunications, computer/software and financial services, which represents approximately 75% of the Company’s customer base, has been severely impacted. Significant information technology spending constraints have resulted, with fewer new project initiations expected in the near term and spending limited only to “mission critical” functions. Further, greater use of “open source” products by customers for internal development is anticipated coupled with greater focus on competitive technologies, including Java as well as others. As a result, because of continued uncertainty in the current business climate, the Company anticipates no growth in revenues in fiscal 2003.

The Company initiated several actions during the first fiscal quarter of 2003 that are designed to mitigate any resulting adverse financial impact attributable to the current economic climate. The Company is implementing several cost management initiatives to achieve operating efficiencies, including consolidation of facilities in the U.S. and international operations as well as exploring “offshore development” opportunities. Consolidation activities include terminations or relocation of employees at the Company’s Corvallis, Oregon facility and termination of LSOS development operations in Southboro, Massachusetts as a result of anticipated reduced market demand for LSOS products.

These restructuring initiatives are expected to result in workforce reductions of approximately 50 employees. A restructuring charge for severance, lease termination and other related costs of approximately $1.5 to $2.3 million will be recognized during the quarter ended December 31, 2002.

New Accounting Pronouncements

On June 30, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator and all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective with adoption, goodwill will no longer be subject to amortization. SFAS No. 142 will be effective for the Company for its fiscal year beginning October 1, 2002. Adoption of these statements will not have an impact on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the then fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related asset. The liability will continue to be accreted to the fair value at the time of settlement over the useful life of the asset with the capitalized cost being depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company beginning fiscal year October 1, 2002. Management does not believe that this statement will have a material impact on the Company’s financial position, results of operations, or cash flows.

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

On July 29, 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under Statement No. 146, in many cases, would be recognized over time rather than upfront for employees who render future services beyond a minimum retention period. The minimum retention period would be based on the legal notification period, or if there is no such requirement, 60 days. The provisions of SFAS No. 146 are effective for the Company for disposal activities initiated after December 31, 2002. Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk exposure is the potential loss arising from changes in interest rates and its impact on short-term investments and foreign currency exchange rate fluctuations.

As of September 30, 2002, the Company had short-term investments of $17.7 million, which are classified as held to maturity and are carried at their amortized cost. All investments have acquired maturities of less than 360 days. Short-term investments consist primarily of high credit and highly liquid corporate notes and commercial paper. A reduction in overall interest rates would not have a material affect on the fair value of the investments or the financial position of the Company.

Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company’s assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company’s overall foreign currency rate exposure at September 30, 2002, movements in foreign currency rates would not materially affect the financial position of the Company. At September 30, 2002 and 2001, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $1.5 million and $1.2 million, respectively.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the consolidated financial statements and supplementary financial information, which are attached hereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company and their ages and positions as of November 30, 2002, are as follows:

Name	Age	Position
John Floisand	58	Chairman of the Board and Chief Executive Officer

Merle A. Waterman	39	Vice President, Chief Financial Officer and Secretary

John A. Racioppi	45	Executive Vice President, Worldwide Sales and Operations

Mary Kreidler Walker	33	Vice President, Human Resources

Thomas M. Atwood (2)	52	Director

Louis C. Cole (1)(2)	57	Director

Margaret M. Norton (2)	48	Director

Marc H. Sternfeld (1)	55	Director

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee

John Floisand, Chairman of the Board and Chief Executive Officer, has been a Director of the Company since March 2000. In October 2001, Mr. Floisand was appointed the interim Chief Executive Officer and in January 2002 Mr. Floisand was appointed Chief Executive Officer. Mr. Floisand served as President and Chief Executive Officer of Personic, Inc., from September 1999 to October 2000, at which time he retired. From 1995 to August 1999, Mr. Floisand was employed by Borland Corporation where he served as Senior Vice President of Worldwide Sales. Mr. Floisand was employed by Apple Computer from 1983 to 1995, where he last served as President of Apple Pacific and Senior Vice President of Apple Computer. Prior to joining Apple Computer, Mr. Floisand was the Managing Director and Chairman of Base2, a distributor of Apple products. Mr. Floisand received his B.A. from Columbia University.

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

John A. Racioppi, Executive Vice President, Worldwide Sales, has been with the Company since February 2002. Between February 2002 and October 2002, Mr. Racioppi served as the Company’s Vice President and General Manager of Americas. Prior to joining Rogue Wave, Mr. Racioppi was Senior Vice President of Sales for LogicLibrary Corporation from February 2001 to February 2002. Mr. Racioppi was employed by Lutris Technologies between December 1999 and February 2002, where he served as Senior Vice President of Sales. Between April 1999 and December 1999, he held the position of Senior Vice President of Worldwide Sales at MetaCreations Corporation. Prior to joining MetaCreations Corporation, Mr. Racioppi was employed from March 1998 to April 1999 as Vice President and General Manager of North American Sales at Borland Corporation. From December 1996 to March 1998, he was Vice President of Worldwide Sales at DASCOM Corporation. Mr. Racioppi holds a M.B.A. and B.A. from the University of Pittsburgh.

Mary Kreidler Walker, Vice President, Human Resources, has been with the Company since August 1998. Between April 1999 and April 2002, Ms. Walker served as the Company’s Director of Human Resources. From August 1998 to April 1999, Ms. Walker was the Company’s Human Resources Manager. Prior to joining Rogue Wave, she was employed for four years at Population Services International, where she last served as Director of Human Resources and Administration. Ms. Walker received her B.A. from George Mason University.

Thomas M. Atwood, Director, has served as a member of our Board of Directors since October 1994. Since 1999, Mr. Atwood has served as the Chief Executive Officer of Mission Broadband, a broadband media services company. Prior to 1999, he served as President and Chief Operations Officer of Site/X3, an Internet professional services firm and as Executive Vice President of emotion, Inc., a software company that was sold in early 1999 to Cinebase Software. Mr. Atwood was Chief Executive Officer of Cinebase Software, a software company, from June 1996 until June 1997. Prior to June 1996, he founded Object Design, a software company, in 1988 and served as its Chairman through December 1995.

Louis C. Cole, Director, has served as a member of our Board of Directors since July 1997. Between June 1989 and October 2000, Mr. Cole served as the President and Chief Executive Officer, and from June 1995 to October 2000 as Chairman of the Board, of Legato Systems, Inc., a network storage management software company, at which time he retired. Prior to that, from March 1987 until July 1988, Mr. Cole served as Executive Vice President of Novell, Inc., a manufacturer of computer networking equipment and software. Mr. Cole also serves as a director of Tricord Software and Peerless Systems.

Margaret M. Norton, Director, has served as a member of our Board of Directors since January 2000. Since September 2002, Ms. Norton has been employed as the Chief Marketing Officer of Mobiletec Inc., a software company that sells download server and provisioning software to the wireless carriers for over the air content services. From 1998 to 2002, Ms. Norton was a self-employed consultant. From 1994 to 1998, Ms. Norton served as the General Manager, Senior Vice President of Octel Communications, acquired by Lucent Technologies in 1997. Between 1988 and 1994, Ms. Norton served in various business development and marketing roles for Octel Communications. Prior to joining Octel Communications, Ms. Norton worked for Southern New England Telephone Company for approximately 11 years, where she last served as the Director of Marketing.

Marc H. Sternfeld, Director, has served as a member of our Board of Directors since April 2001. Mr. Sternfeld joined Duetsche Bank in 1996 where he served as a Managing Director as well as head of its Global Technology and Operations Division until his retirement in December 2000. From 1987 to 1996, Mr. Sternfeld was employed by Salomon Brothers as head of its Information Technology Division and later as head of the Operations Division. Prior to working for Salomon Brothers, Mr. Sternfeld joined Andersen Consulting in 1975 as a Senior Analyst and in 1982 became a Partner.

Directors’ Terms

All directors hold office until the next annual stockholders meeting of stockholders or until their successors have been duly elected and qualified.

Committees of the Board

Compensation Committee.    The Compensation Committee is composed of Mr. Sternfeld and Mr. Cole. It is responsible for continually reviewing the Company’s compensation and benefit programs and making recommendations regarding these programs to the Board of Directors from time to time.

Audit Committee.    The Audit Committee is composed of Mr. Atwood, Mr. Cole and Ms. Norton. The Audit Committee is the principal liaison between the Board of Directors and the independent auditors for the Company. The primary purpose of the Audit Committee is to review accounting procedures and methods employed in connection with audit programs and related management policies. Its duties include (1) recommending the independent auditors for the Company, (2) reviewing the scope of the audit to be conducted by them, (3) meeting with the independent auditors concerning the results of their audit and (4) overseeing the scope and accuracy of the Company’s system of internal accounting controls.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Securities Underlying Options(#)	All Other Compensation ($)(1)
John Floisand (2) Chief Executive Officer and Chairman of the Board	2002		$307,257		$—	502,625		$24,052

Charles M. O’Neill (3) Vice President, Professional Services	2002 2001 2000	$ $ $	196,359 200,000 134,500	$ $ $	— 22,500 46,915	20,000 140,000 30,000	$ $ $	6,016 9,229 5,918

John A. Racioppi (4) Executive Vice President of Worldwide Sales and Operations	2002		$129,692		$43,250	220,000		$5,533

Merle A. Waterman (5) Vice President, Chief Financial Officer	2002 2001 2000	$ $ $	196,359 200,000 93,319	$ $ $	5,000 22,500 31,750	20,000 135,335 30,000	$ $ $	11,322 13,370 6,392

Marc A. Manley (6) Vice President of Development	2002 2001	$ $	196,359 68,974	$ $	— —	20,000 100,000	$ $	64,399 50,652

(1)	Consists of amounts received pursuant to the Company’s Profit Sharing Plan, 401(k) Company Matching Funds, relocation compensation and employee stock purchase plan proceeds, as applicable.

(2)
Mr. Floisand was appointed the interim Chief Executive Officer in October 2001. In January 2002, Mr. Floisand was appointed Chief Executive Officer. In fiscal 2002, Mr. Floisand received 401(k) Company matching funds of $5,841, employee stock purchase plan proceeds of $2,211 and a housing and car allowance of $16,000. Mr. Floisand is currently being paid an annual salary of $325,000 with an annual housing and car allowance of $76,800. In addition, on June 5, 2002, the Company entered into a $500,000 non-interest bearing loan with Mr. Floisand in connection with his relocation to Boulder. The loan matures on the earlier of June 5, 2006 or 180 days after termination of employment with the Company. The Company has entered into an agreement with Mr. Floisand that if released from employment for no cause or in the event of a change in control, Mr. Floisand will receive a lump sum payment equal to one year of base salary.

(3)
Mr. O’Neill resigned from the Company in November 2002. Mr. O’Neill received profit sharing compensation of $346 and $255 in fiscal 2001 and 2000, respectively. Mr. O’Neill received 401(k) Company matching funds of $6,016, $8,883 and $5,663 in fiscal 2002, 2001 and 2000, respectively.

(4)
Mr. Racioppi was appointed the Executive Vice President, Worldwide Sales and Operations in October 2002 after serving as the Company’s Vice President and General Manager of Americas from February 2002 through September 2002. Mr. Racioppi received 401(k) Company matching funds of $5,533 in fiscal 2002. Mr. Racioppi is being paid an annual salary of $200,000.

(5)
Mr. Waterman received profit sharing compensation of $346 and $255 in fiscal 2001 and 2000, respectively. Mr. Waterman received 401(k) Company matching funds of $7,599, $8,441 and $4,738 in fiscal 2002, 2001 and 2000, respectively. Mr. Waterman also received employee stock purchase plan proceeds of $3,723, $4,583 and $1,399 in fiscal 2002, 2001 and 2000, respectively. Mr. Waterman is being paid an annual salary of $200,000.

(6)
Mr. Manley resigned from the Company in October 2002. In fiscal 2002, Mr. Manley received 401(k) Company matching funds of $7,946 and relocation compensation of $56,453. In fiscal 2001, Mr. Manley received 401(k) Company matching funds of $3,070 and relocation compensation of $47,582.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to Employees in Fiscal Year(2)	Exercise or Base Price ($/Sh)(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term($)(4)
Name					5%	10%
John Floisand	12,500	0.5%	$2.61	10/08/11	$20,518	$51,996
	500,000	20.2%	$3.20	01/02/12	$1,006,231	$2,549,988
	2,625	0.1%	$3.53	01/17/12	$5,827	$14,768

Charles M. O’Neill (5)	20,000	0.8%	$2.68	07/10/12	$33,709	$85,425

John A. Racioppi	200,000	8.1%	$3.46	02/01/12	$435,195	$1,102,870
	20,000	0.8%	$2.68	07/10/12	$33,709	$85,425

Merle A. Waterman	20,000	0.8%	$2.68	07/10/12	$33,709	$85,425

Marc A. Manley (6)	20,000	0.8%	$2.68	07/10/12	$33,709	$85,425

(1)
Options shown were granted under the Company’s 1997 and 1996 Equity Incentive Plans. Options have a maximum term of 10 years measured from the date of grant, subject to earlier termination upon the optionee’s cessation of service with the Company. One hundred percent (100%) of any unvested options become immediately exercisable if there is a change in control.

(2)	Based on options to purchase 2,473,692 shares granted to employees in fiscal year 2002, including grants to the Named Executive Officers.

(3)	The exercise price is equal to the fair market value of the Common Stock on the date of grant, based on the closing sales price as reported on the Nasdaq National Market.

(4)
The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect the Company’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company’s Common Stock.

(5)	As a result of his resignation, Mr. O Neill’s options will expire in February 2003.

(6)	As a result of his resignation, Mr. Manley’s options will expire in January 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND SEPTEMBER 30, 2002 OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized($)(1)	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/ Unexercisable(2)
John Floisand	0	N/A	109,708 /418,334	$0 / $0
Charles M. O’Neill (3)	0	N/A	170,625 / 49,375	$0 / $0
John A. Racioppi	0	N/A	50,000 / 170,000	$0 / $0
Merle A. Waterman	0	N/A	194,686 / 50,314	$0 / $0
Marc A. Manley (4)	0	N/A	62,500 / 57,500	$0 / $0

(1)	Based on the fair market value per share of the Common Stock (the closing sales price reported by the Nasdaq National Market) at date of exercise, less the exercise price.

(2)
Whether an option is “in-the-money” is determined by subtracting the exercise price of the option from the closing price for the Common Stock as reported by the Nasdaq National Market on September 30, 2002 ($1.90). If the amount is greater than zero, the option is “in-the-money”. For the purpose of such calculation, the exercise price per share is the applicable exercise price as of September 30, 2002 and does not reflect market price changes subsequent to September 30, 2002.

(3)	As a result of his resignation, Mr. O’Neill’s options will expire in February 2003.

(4)	As a result of his resignation, Mr. Manley’s options will expire in January 2003.

Compensation of Directors

The Company’s non-employee directors receive $1,500 for each Board of Directors quarterly meetings attended in addition to being reimbursed for certain expenses in connection with their attendance at Board and committee meetings. In fiscal year ended September 30, 2002, the total compensation paid to non-employee directors was $22,500. On the date of each annual meeting of the stockholders of the Company, each non-employee director who has continuously served as a non-employee director since the last annual meeting will be granted an option to purchase 3,500 shares of Common Stock, and each other person who is then a non-employee director will be granted an option to purchase a prorated number of shares of Common Stock, based on the number of days such person has continuously served as a non-employee director since the last annual meeting. These options are fully vested when granted.

Compensation Committee Interlocks and Insider Participation

The Company’s Compensation Committee consists of Messrs. Sternfeld and Cole. No member of the Compensation Committee of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of November 1, 2002, by: (i) each director and nominee for director; (ii) each of the Named Executive Officers identified in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

	Shares Beneficially Owned (1)
Principal Stockholders, Directors and Executive Officers	Number of Shares	Percent of Total
AWM Investment Company, Inc.	1,517,424	15.0%
Thomas Keffer	1,217,260	12.0
Paradigm Capital Management.	893,800	8.8
Dimensional Fund Advisors, Inc	708,000	7.0
William D. Witter, Inc	675,608	6.7
Merle A. Waterman (2)	221,195	2.1
Charles M. O’Neill (3)	192,500	1.9
John Floisand (4)	149,016	1.4
John A. Racioppi (5)	77,500	*
Marc A. Manley (6)	63,500	*
Thomas M. Atwood (7)	40,833	*
Louis C. Cole (8)	25,812	*
Margaret M. Norton (9)	16,722	*
Marc H. Sternfeld (10)	7,888	*
All executive officers and directors as a group (9 persons) (11)	794,966	7.3%

*	Less than one percent.

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G (if any) filed with the Securities and Exchange Commission (the “SEC”). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 10,143,221 shares outstanding on November 1, 2002, adjusted as required by rules promulgated by the SEC.

(2)	Includes 216,875 shares issuable pursuant to options exercisable within 60 days of November 1, 2002.

(3)	Includes 192,500 shares issuable pursuant to options exercisable within 60 days of November 1, 2002.

(4)	Includes 141,791 shares issuable pursuant to options exercisable within 60 days of November 1, 2002.

(5)	Includes 77,500 shares issuable pursuant to options exercisable within 60 days of November 1, 2002.

(6)	Includes 62,500 shares issuable pursuant to options exercisable within 60 days of November 1, 2002.

(7)	Includes 40,833 shares issuable pursuant to options exercisable within 60 days of November 1, 2002.

(8)	Includes 25,812 shares issuable pursuant to options exercisable within 60 days of November 1, 2002.

(9)	Includes 16,722 shares issuable pursuant to options exercisable within 60 days of November 1, 2002.

(10)	Includes 7,888 shares issuable pursuant to options exercisable within 60 days of November 1, 2002.

(11)
Includes 12,545 shares of Common Stock and 782,421 shares subject to options exercisable within 60 days of November 1, 2002, held by directors and executive officers of the Company and entities affiliated with such persons. See Notes 2 through 10 above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2002, the Company entered into a Separation and Release Agreement with James M. Smith, Executive Vice President, Worldwide Sales, pursuant to which the Company paid Mr. Smith $112,500 in severance.

In April 2002, the Company entered into a Separation and Release Agreement with David A. Rice, Vice President, Business Development, pursuant to which the Company paid Mr. Rice $50,000 in severance and forgave the outstanding loan with the Company of $165,500.

On June 5, 2002, the Company entered into a $500,000 non-interest bearing loan with Mr. Floisand in connection with his relocation to Boulder, Colorado. The loan matures on the earlier of June 5, 2006 or 180 days after termination of employment with the Company. The loan is secured by Mr. Floisand’s primary residence, which he purchased with the proceeds of this loan.

In October 2002, the Company entered into a Separation and Release Agreement with Marc A. Manley, Vice President, Research and Development, pursuant to which the Company paid Mr. Manley $50,000 in severance.

In November 2002, the Company entered into a Separation and Release Agreement with Charles M. O’Neill, Vice President, Professional Services, pursuant to which the Company paid Mr. O’Neill $30,769.23 in severance.

The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been otherwise obtained from unaffiliated third parties.

ITEM 14.    CONTROLS AND PROCEDURES

Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this annual report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM	15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this Report:

(1) Index To Consolidated Financial Statements

(b)    Reports on Form 8-K:

        None.

(c)    See Exhibits Listed under Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROGUE WAVE SOFTWARE, INC.

Date: December 9, 2002	/s/ MERLE A. WATERMAN
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

Signature	Title	Date

/s/ JOHN FLOISAND John Floisand	Chief Executive Officer and Chairman of the Board	December 9, 2002

/s/ MERLE A. WATERMAN Merle A. Waterman	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 9, 2002

/s/ THOMAS M. ATWOOD Thomas M. Atwood	Director	December 9, 2002

/s/ LOUIS C. COLE Louis C. Cole	Director	December 9, 2002

/s/ MARGARET M. NORTON Margaret M. Norton	Director	December 9, 2002

/s/ MARC H. STERNFELD Marc H. Sternfeld	Director	December 9, 2002

Certification

I, John Floisand, certify that:

1.	I have reviewed this annual report on Form 10-K of Rogue Wave Software, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	Presented in this annual report our conclusions about the effectiveness of the disclosures controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 9, 2002

/s/ John Floisand
John Floisand Chairman of the Board and Chief Executive Officer

Certification

I, Merle A. Waterman, certify that:

1.	I have reviewed this annual report on Form 10-K of Rogue Wave Software, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), for the registrant and have:

a.
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c.	Presented in this annual report our conclusions about the effectiveness of the disclosures controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 9, 2002

/s/ Merle A. Waterman
Merle A. Waterman Vice President, Chief Financial Officer and Secretary

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Rogue Wave Software, Inc.:

We have audited the accompanying consolidated balance sheets of Rogue Wave Software, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rogue Wave Software, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Boulder, Colorado
October 31, 2002

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$10,525	$17,047
Short-term investments	17,731	17,150
Accounts receivable, net	8,144	12,193
Prepaid expenses and other current assets	641	940
Deferred income taxes	1,416	2,828

Total current assets	38,457	50,158
Deferred income taxes	—	789
Furniture, fixtures and equipment, net	2,933	5,114
Intangibles, net	467	273
Other assets, net	1,085	503

Total assets	$42,942	$56,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	137	821
Accrued expenses	4,961	6,927
Deferred revenue	9,102	11,801

Total liabilities	14,200	19,549
Commitments and contingencies (notes 5 and 12)
Stockholders’ equity:
Common stock, $0.001 par value. Authorized 35,000 shares; issued and outstanding 10,481 and 11,090 shares at September 30, 2002 and 2001, respectively	10	11
Additional paid-in capital	42,045	41,573
Treasury stock at cost, 617 shares at September 30, 2002	(1,652)	—
Deferred compensation	(449)	—
Accumulated deficit	(11,325)	(4,030)
Accumulated other comprehensive income (loss)	113	(266)

Total stockholders’ equity	28,742	37,288

Total liabilities and stockholders’ equity	$42,942	$56,837

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended September 30,
	2002	2001	2000
Revenue:
License revenue	$22,877	$30,549	$30,724
Service and maintenance revenue	20,422	27,104	23,718

Total revenue	43,299	57,653	54,442

Cost of revenue:
Cost of license revenue	942	788	1,710
Cost of service and maintenance revenue	6,213	11,781	7,981

Total cost of revenue	7,155	12,569	9,691

Gross profit	36,144	45,084	44,751

Operating expenses:
Product development	12,355	13,759	14,072
Sales and marketing	22,739	25,140	24,668
General and administrative	5,377	5,908	5,491
Restructuring, severance, acquisition and goodwill amortization	1,315	2,192	1,661
Goodwill impairment charge	—	—	10,493

Total operating expenses	41,786	46,999	56,385

Loss from operations	(5,642)	(1,915)	(11,634)
Other income, net	412	1,085	1,877

Loss before income taxes	(5,230)	(830)	(9,757)
Income tax expense (benefit)	2,065	(219)	746

Net loss	$(7,295)	$(611)	$(10,503)

Basic and diluted loss per share	$(0.68)	$(0.06)	$(1.00)

Shares used in basic and diluted per share calculation	10,742	10,983	10,512
Net loss	$(7,295)	$(611)	$(10,503)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	379	(166)	(354)

Total comprehensive loss	$(6,916)	$(777)	$(10,857)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Deficit)	Accum. Other Comprehensive Income (Loss)	Total Treasury Stock		Stockholders’ Equity
	Shares	Amount					Shares	Amount
Balance at October 1, 1999	10,475	$10	$38,053	$—	$7,084	$254	358	$(3,059)	$42,342
Issuance of common stock, net	123	—	1,200	—	—	—	(51)	260	1,460
Exercise of stock options	311	1	1,201	—	—	—	(307)	2,799	4,001
Tax benefit from stock option exercises	—	—	347	—	—	—	—	—	347
Net loss	—	—	—	—	(10,503)	—	—	—	(10,503)
Foreign currency translation adjustment	—	—	—	—	—	(354)	—	—	(354)

Balance at September 30, 2000	10,909	11	40,801	—	(3,419)	(100)	—	—	37,293
Issuance of common stock, net	169	—	676	—	—	—	—	—	676
Exercise of stock options	12	—	10	—	—	—	—	—	10
Tax benefit from stock option exercises	—	—	20	—	—	—	—	—	20
Accelerated vesting of stock options	—	—	66	—	—	—	—	—	66
Net loss	—	—	—	—	(611)	—	—	—	(611)
Foreign currency translation adjustment	—	—	—	—	—	(166)	—	—	(166)

Balance at September 30, 2001	11,090	11	41,573	—	(4,030)	(266)	—	—	37,288
Purchase of common stock	—	(1)	—	—	—	—	810	(2,203)	(2,204)
Issuance of common stock, net	—	—	(129)	—	—	—	(193)	551	422
Exercise of stock options	8	—	1	—	—	—	—	—	1
Deferred stock based compensation	—	—	669	(669)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	(69)	220	—	—	—	—	151
Net loss	—	—	—	—	(7,295)	—	—	—	(7,295)
Foreign currency translation adjustment	—	—	—	—	—	379	—	—	379

Balance at September 30, 2002	11,098	$10	$42,045	$(449)	$(11,325)	$113	617	$(1,652)	$28,742

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2002	2001	2000
Cash flows provided by (used in) operating activities:
Net loss	$(7,295)	$(611)	$(10,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,321	4,086	15,292
Tax benefit from stock options	—	20	347
Loss on disposal of equipment	59	99	—
Changes in assets and liabilities:
Accounts receivable	4,581	(920)	(1,925)
Prepaid expenses and other current assets	(87)	559	(79)
Deferred income taxes	2,596	(1,266)	(365)
Other assets, net	(665)	205	70
Accounts payable and accrued expenses	(2,747)	1,229	808
Amortization of deferred based stock compensation	151	—	—
Deferred revenue	(2,848)	217	394

Net cash provided by (used in) operating activities	(2,934)	3,618	4,039

Cash flows used in investing activities:
Purchase of equipment	(1,259)	(3,364)	(3,283)
Maturities of short-term investments	22,714	54,694	2,086
Purchase of short-term investments	(23,295)	(60,141)	—

Net cash used in investing activities	(1,840)	(8,811)	(1,197)

Cash flows provided by (used in) financing activities:
Treasury stock purchases	(2,204)	—	—
Net proceeds from issuance of Common Stock	—	—	1,460
Proceeds from Employee Stock Purchase Plan	422	406	364
Proceeds from exercise of stock options	1	280	3,636

Net cash from (used in) financing activities	(1,781)	686	5,460

Effect of exchange rate changes on cash and cash equivalents	33	(269)	(354)

Net change in cash and cash equivalents	(6,522)	(4,776)	7,948
Cash and cash equivalents at beginning of year	17,047	21,823	13,875

Cash and cash equivalents at end of year	$10,525	$17,047	$21,823

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$—	$2
Cash paid for income taxes	313	302	547

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Description of Business and Summary of Significant Accounting Policies

Description of Business

Rogue Wave Software, Inc. and its subsidiaries (the “Company”) are primarily engaged in the development, sale and support of object-oriented software solutions. The Company markets its products primarily through its direct sales organization and, to a lesser extent, through outside sales representatives and indirect channel partners to business and government customers. The Company’s customers operate in many industry segments across geographically diverse markets.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Currency Translation

The Company translates the assets and liabilities of its non-U.S. functional currency subsidiaries into dollars at the rates of exchange in effect at the end of the period. Revenue and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are recognized as other comprehensive income or loss and are included in stockholders’ equity in the consolidated balance sheets.

Cash Equivalents and Short-Term Investments

Cash equivalents consist of investments in highly liquid investment instruments with maturities of less than three months at date of acquisition. Short-term investments consist primarily of commercial paper and corporate notes with acquired maturities of 360 days or less. As of September 30, 2002, the Company had short-tem investments of $17.7 million, which are classified as held to maturity and are carried at their amortized cost.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation of furniture, fixtures and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from three to seven years.

Intangible Assets

Intangible assets include purchased software rights and a covenant not to compete, which are amortized over estimated useful lives of three to ten years using the straight-line method. The Company reviews its long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company plans to adopt SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” for the fiscal year beginning October 1, 2002. These statements will not have an impact on the financial position, results of operations or cash flows as goodwill has been fully amortized.

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

When hedging the intercompany receivable exposure, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the period in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of the gain or loss is reported in current period earnings immediately. The realized gains and losses are recorded in “Other income-net” in the Statements of Operations.

The notional amount of foreign exchange contracts outstanding at September 30, 2002 and 2001 was $1.5 million and $1.2 million, respectively, with a derivative related fair value of $9,000 and $8,000, respectively. The fair value of the forward contracts was estimated based on quoted exchange rates at September 30, 2002 and 2001, respectively. The effective or unrealized gain related to the outstanding contracts was $6,000 at September 30, 2002 and an unrealized loss of $6,000 at September 30, 2001. Also during the twelve months ended September 30, 2002 and 2001, certain foreign currency contracts matured resulting in a total realized net loss of $62,000 and a realized net gain of $39,000, respectively.

Revenue Recognition

The Company derives revenue from licensing its software products and providing related maintenance and support, and training and consulting services. License revenue is recognized according to the criteria of SOP No. 97-2, as amended. Revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, upon shipment or electronic delivery of the product and management’s determination that collection of the resulting receivable is probable. The Company considers fees related to arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Maintenance and service revenue includes maintenance revenue that is deferred and recognized ratably over the maintenance period. Service revenue, including training and consulting services, is recognized as services are performed. In instances where the Company enters into customized software consulting contracts, the fees are recognized using the percentage of completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts”. The Company generally provides a thirty-day right of return policy for software sales. The allowance for returns was $395,000 and $390,000 at September 30, 2002 and 2001, respectively.

Advertising Costs

Advertising costs are charged to expense when incurred and amounted to $1.5 million, $1.8 million, and $1.9 million in 2002, 2001 and 2000, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The counter parties to the agreements relating to the Company’s cash equivalents and short-term investments consist of various major corporations and financial institutions of high credit standing. The Company’s receivables are derived primarily from the sales of software products and services to customers in diversified industries as well as distributors in the U.S. and foreign markets. As of September 30, 2002, the accounts receivable balance was $9.4 million, before allowance for doubtful accounts and sales returns of $1.3 million. One customer accounted for 11% of the combined gross accounts receivable balance and 30% of the European gross accounts receivable balance at September 30, 2002. This customer also accounted for 2% and 10% of the combined revenue and European revenue for the year ended September 30, 2002, respectively. International revenue was approximately 28%, 30% and 21% of the Company’s total revenue for the years ended September 30, 2002, 2001 and 2000, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but generally requires no collateral. The Company has provided an allowance for doubtful accounts of $897,000 and $692,000 at September 30, 2002 and 2001, respectively.

Research and Development

Software development costs have been accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under the standard, capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, such capitalizable costs have been de minimis. Accordingly, the Company has charged all such costs to product development expense.

Basic and Diluted Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method, unless the impact is anti-dilutive. As a result of the net loss incurred during the fiscal years ending September 30, 2002, 2001 and 2000, all options are anti-dilutive and, accordingly, the number of shares used in computing the basic and diluted shares is the same. For the twelve months ended September 30, 2002, 2001, and 2000, the number of outstanding options excluded from the calculation because of their anti-dilutive effect was 43,258, 58,906 and 325,082, respectively.

Calculation of basic and diluted loss per share is as follows (in thousands, except per share data):

	Year Ended September 30,
	2002	2001	2000
Numerator:
Net loss	$(7,295)	$(611)	$(10,503)

Denominator:
Historical common shares outstanding for basic loss per share at beginning of year	11,090	10,909	10,475
Weighted average common equivalent shares issued during the year	74	74	395
Weighted average common equivalent shares purchased during the year	(422)	—	(358)

Denominator for basic and diluted loss per share—weighted average shares	10,742	10,983	10,512

Basic and diluted loss per share	$(0.68)	$(0.06)	$(1.00)

Accounting for Stock-Based Compensation

The Company has elected to account for its stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued To Employees, with the Financial Accounting Standards Board Interpretation (“FIN”) No. 44 Accounting for Certain Transactions involving Stock Compensation which is an interpretation of APB Opinion No. 25, and has adopted the “disclosure only” alternative described in SFAS No. 123, Accounting for Stock-Based Compensation.

Accounting for Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce the carrying amount of deferred tax assets to an amount where realization is considered more likely than not.

(2)    Restructuring, Severance and Asset Impairment Charges

Strategic Realignment

During the second quarter of fiscal year 2002, the Company announced a realignment of its corporate strategy to include an aggressive focus on expansion in EMEA, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its new international business focus, on March 29, 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in severance related charges of $352,000 and $127,000 in the second and third fiscal quarter of 2002, respectively. The cost reductions, which resulted in a workforce reduction of approximately 47 employees or 16%, were expected to reduce future operating expenses by approximately $2.0 million quarterly, or 15% of total expenses. All severance expenses were paid in the third fiscal quarter of 2002.

Severance

During fiscal year 2001, the employment of three Company executives was terminated. As a result, the Company recognized approximately $634,000 in severance costs, including $66,000 related to the accelerated vesting of certain stock options. During fiscal year 2002, the employment of certain senior managers was terminated, which resulted in the recognition of approximately $505,000 and $112,000 in severance costs in the first and second quarters of fiscal 2002, respectively.

Stingray Restructuring

In early May 2001, as part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit. As part of this restructuring, during the three months ended June 30, 2001, the Company recognized a restructuring charge of $621,000, related primarily to severance costs associated with the termination of approximately 50 employees as well as certain closure costs, including those related to facility lease costs. In the fourth fiscal quarter of 2001, the Company incurred additional restructuring costs of $456,000 as a result of an asset impairment charge and finalization of severance costs. The asset impairment charge was related to the estimated realization of its furniture and fixtures in the Stingray facility. The carrying amount of the assets prior to the asset impairment charge was $402,000. The Company disposed of the assets in the third fiscal quarter of 2002, which resulted in an additional asset impairment charge of $54,000. The Company incurred an additional $7,000 and $88,000 in the second and third fiscal quarters of 2002, respectively, for certain final lease closure costs, resulting in a total of $1.2 million restructuring charge for both fiscal 2001 and 2002. The Stingray products, which primarily consist of development tools for Windows programmers, will continue to be sold and supported by the Company.

Fornova

Following a decision to discontinue the Fornova project, the Company recognized a restructuring charge of approximately $447,000 during March 2001. Fornova, a venture focused on developing internet information exchange technology for the business to business market, had been pursuing obtaining third party expansion capital with an initial investment commitment of $2.0 million from the Company. As a result of the overall softening of the U.S. economy, coupled with the slowing of third party investment in such ventures, the project was abandoned with the termination of 12 employees. In the third fiscal quarter of 2001, the Company revised its estimate of the initial restructuring costs by $196,000, as a result of the successful renegotiation of certain contract termination fees as well as the finalization of severance costs.

The following table summarizes restructuring and severance costs by primary component at September 30, 2002 (in thousands):

	Employee Severance & Related	Site Closure Costs	Other	Total
Fornova restructuring estimate and management severance at March 31, 2001	$326	$305	$9	$640
Stingray restructuring estimate	432	154	35	621
Additional management terminations	441	—	—	441
Cash payments	(810)	(199)	(53)	(1,062)
Adjustment for revised estimates	102	(175)	9	(64)

Balance at September 30, 2001	491	85	—	576
Strategic restructuring estimate	352	—	—	352
Additional management terminations	617	—	—	617
Cash payments	(1,587)	(180)	—	(1,767)
Adjustment for revised estimates	127	95	—	222

Balance at September 30, 2002	$—	$—	$—	$—

Goodwill Impairment

NobleNet’s Nouveau technology, an Internet-generation Object Request Broker, was expected to expand Rogue Wave’s product offering by providing a unified architecture for building high performance, distributed applications that interoperate across an enterprise or over the Internet. In August 2000, the Company determined that the Nouveau product had become obsolete, eliminating future revenue opportunities. Accordingly, the Company recorded an impairment charge of $10.5 million to write-off the remaining goodwill related to the NobleNet investment.

(3)    Balance Sheet Components

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment at September 30, 2002 and 2001, consist of the following (in thousands):

	2002	2001
Computer equipment	$12,699	$12,016
Furniture, fixtures and equipment	3,477	4,061

	16,176	16,077
Less accumulated depreciation and amortization	(13,243)	(10,639)
Less asset impairment (see note 2)	—	(324)

Furniture, fixtures and equipment, net	$2,933	$5,114

Depreciation and amortization expense for the years ended September 30, 2002, 2001 and 2000 was $3.3 million, $3.1 million and $2.6 million, respectively. In fiscal year 2001, related to the restructuring of the Stingray operation, the Company recognized an asset impairment charge of approximately $324,000 for furniture and fixtures.

Accrued Expenses

The Company’s accrued expenses at September 30, 2002 and 2001, include the following (in thousands):

	2002	2001
Accrued payroll and related liabilities	$1,221	$2,925
Other accrued expenses	3,740	4,002

Accrued expenses	$4,961	$6,927

(4)    Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
September 30, 2002:
Allowance for doubtful accounts	$692	$626	$(421)	$897
Sales returns and allowance	390	65	(60)	395
Valuation allowance for deferred tax asset	1,560	4,309	—	5,869

September 30, 2001:
Allowance for doubtful accounts	575	415	(298)	692
Sales returns and allowance	575	248	(433)	390
Valuation allowance for deferred tax asset	813	747	—	1,560

September 30, 2000:
Allowance for doubtful accounts	470	214	(109)	575
Sales returns and allowance	432	888	(745)	575
Valuation allowance for deferred tax asset	788	25	—	813

(5)    Leases

The Company leases certain equipment and office space through noncancelable operating lease arrangements. The leases expire in 2002 through 2008 and are net leases with the Company paying all executory costs, including insurance, utilities and maintenance. Rent expense for operating leases during the years ended September 30, 2002, 2001 and 2000 was $2.4 million, $2.3 million and $1.7 million, respectively.

Future minimum lease payments under operating leases are as follows (in thousands):

Operating
Year ending September 30:
2003	$2,180
2004	1,369
2005	678
2006	327
2007	185
2008	185

Total minimum lease payments	$4,924

(6)    Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended September 30,
	2002	2001	2000
Current:
Federal	$(181)	$1,047	$809
State and local	45	—	302

	(136)	1,047	1,111

Deferred:
Federal	1,749	(1,005)	(292)
State and local	452	(261)	(73)

	2,201	(1,266)	(365)

Total	$2,065	$(219)	$746

Income tax expense differs from the expected tax expense (computed by applying the U.S. Federal corporate income tax rate of 34% to net income before income taxes) as follows (in thousands):

	Year Ended September 30,
	2002	2001	2000
Computed expected income tax benefit	$(1,778)	$(282)	$(3,317)
Difference in income tax expense resulting from:
State and other income tax benefit	(70)	(186)	(366)
Research and experimentation credit	(199)	(746)	(327)
Change in valuation allowance	4,309	747	25
Prior year tax return adjustments	(312)	—	—
Foreign NOL utilization	97	—	—
Non-deductible meals and entertainment	52	79	70
Non-deductible intangible asset amortization	29	88	4,632
Extraterritorial income exclusion	(100)	—	—
Non-deductible ISO	—	(8)	—
Non-deductible accelerated options	58	—	—
International rate difference	19	179	50
Other, net	(40)	(90)	(21)

Income tax expense (benefit)	$2,065	$(219)	$746

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	September 30,
	2002	2001
Deferred tax assets:
Accounts receivable	$331	$331
Intangible assets	182	230
Accrued expenses	324	828
Fixed assets	447	(307)
Foreign operating loss carryforwards	381	322
Federal operating loss carryforwards	2,649	1,619
State operating loss carryforwards	636	325
Research and experimentation credit carryforward	1,914	1,312
Equity losses of unconsolidated subsidiary	—	503
AMT credit carryforward	100	—
Foreign tax withholding credit	321	—
Other	—	14

Total gross deferred tax assets	7,285	5,177
Valuation allowance	(5,869)	(1,560)

Net deferred tax assets	$1,416	$3,617

At September 30, 2002, the Company had net operating loss carryforwards for Federal and foreign income tax purposes of $7.8 million and $1.0 million, respectively. The federal net operating loss carryforwards expires 2007 to 2022. The Company also had $2.3 million of tax credit carryforwards that expire 2003 to 2022.

The Company has a pretax loss for financial reporting purposes. Recognition of deferred tax assets will require generation of future taxable income. As there can be no assurance that the Company will generate earnings in future years, the Company has established a valuation allowance on deferred tax assets of approximately $5.9 million and $1.6 million as of September 30, 2002 and 2001, respectively. The net deferred tax asset balance at September 30, 2002 is expected to be carried back and offset against income in prior taxable years.

(7)    Equity Incentive Plans

In June 1996, the Company’s Board of Directors adopted the 1996 Equity Incentive Plan (the “Equity Incentive Plan”). The Company has reserved 3,500,000 shares of Common Stock for issuance under the Equity Incentive Plan. The Equity Incentive Plan replaced the Company’s 1994 Stock Option Plan and the Inmark Stock Option Plan. The Equity Incentive Plan

provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors), directors and consultants of the Company.

The Equity Incentive Plan and the Non-Officer Equity Incentive Plan are administered by a committee appointed by the Board of Directors, which determines recipients, types of awards to be granted, including exercise price, number of shares subject to the award and the exercisability thereof.

The terms of a stock option granted under the Equity Incentive Plan generally may not exceed ten years (five years in the case of holders of more than 10% of the Company’s capital stock). The exercise price of options granted under the Equity Incentive Plan is determined by the Board of Directors but, in the case of an incentive stock option, cannot be less than 100% of the fair value of the common stock on the date of grant. Options granted under the Equity Incentive Plan vest at the rate specified in the option agreement.

In October 1997, the Company’s Board of Directors adopted the 1997 Non-Officer Equity Incentive Plan. In October 2000, the Company’s Board of Directors amended the Plan changing its name to the 1997 Equity Incentive Plan and modified the Plan to allow the granting of non-statutory stock options to officer employees. On July 10, 2002, the Board of Directors approved an increase to the amount of the Company’s Common Stock issuable under the 1997 Equity Incentive Plan from 4,850,000 to 6,850,000.

The terms of a stock option granted under the 1997 Equity Incentive Plan may not exceed ten years. The exercise price of options granted under the plan shall not be less than 85% of the fair value of the stock subject to the option on the date the option is granted. Options granted under the 1997 Equity Incentive Plan vest at the rate specified in the option agreement.

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

The following table summarizes stock option activity for the three years ended September 30, 2002 (in thousands, except per share data):

	Shares	Weighted avg.price per share
Outstanding options at October 1, 1999	2,688	$8.10
Granted	2,409	5.58
Exercised	(542)	6.71
Canceled	(1,151)	8.55

Outstanding options at September 30, 2000	3,404	6.39
Granted	2,313	4.94
Exercised	(12)	0.94
Canceled	(1,791)	6.07

Outstanding options at September 30, 2001	3,914	5.57
Granted	2,487	2.99
Exercised	(8)	0.15
Canceled	(1,160)	4.98

Outstanding options at September 30, 2002	5,233	$4.48

Options vested and exercisable were 2,771,131, 1,815,999 and 885,197 at September 30, 2002, 2001 and 2000, respectively. For various price ranges, weighted average characteristics of outstanding stock options at September 30, 2002 were as follows (in thousands, except per share data):

	Outstanding Options			Exercisable Options
Exercise Price	Shares	Remaining life (years)	Weighted avg. price	Shares	Weighted avg. price
$0.15-$3.20	1,836	9.4	$2.77	226	$2.41
$3.25-$4.72	1,331	8.7	$3.93	739	$4.22
$4.75-$5.44	1,448	7.6	$5.31	1,253	$5.32
$5.50-$17.00	618	6.5	$8.88	553	$9.02

	5,233	8.4	$4.48	2,771	$5.51

The Company follows APB Opinion No. 25, to account for stock option and employee stock purchase plans. No compensation cost is recognized because the option exercise price is equal to the fair value of the underlying stock on the date of grant. Assuming compensation cost for these plans had been determined based on the fair value at the grant dates for awards as prescribed by SFAS No. 123, pro forma net loss and loss per share would have been (in thousands, except per share data):

	Year Ended September 30,
	2002	2001	2000
Pro forma net loss	$(9,977)	$(3,887)	$(13,138)
Pro forma basic and diluted loss per share	$(0.93)	$(0.35)	$(1.25)

The pro forma disclosures above include the amortization of the fair value of all options vested during fiscal 2002, 2001 and 2000. The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts.

The weighted average Black-Scholes value of options granted under the stock option plans during fiscal 2002, 2001 and 2000 was $1.51, $3.00 and $4.24 respectively. Such value was estimated using an expected life of five years, a dividend factor of 0% in 2002 and 2001 and 48% in 2000, volatility of 55% in 2002, 74% in 2001 and 102% in 2000 and risk-free interest rates of 3.13%, 3.61% and 5.7% in 2002, 2001 and 2000, respectively.

(8)    Common Stock Repurchase

In October 1998, the Board of Directors authorized the Company to repurchase up to the lesser of 500,000 shares of the Company’s Common Stock or $10.0 million. In July 1999, the Board of Directors further authorized the Company to repurchase the lesser of an additional 500,000 shares, or a cumulative total of $8.5 million for the full 1.0 million shares. The Company purchased approximately 595,000 shares ($4.0 million) of its common shares during the year ended September 30, 1999. The Company has purchased and subsequently issued a total of approximately 358,000 and 237,000 shares for employee benefit plans as of September 30, 2000 and 1999, respectively.

In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its Common Stock. At September 30, 2002, the Company had repurchased approximately 809,982 shares, at prices ranging from $1.79 to $3.64 per share.

(9)    Employee Stock Purchase Plan

In June 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 450,000 shares of Common Stock. The Purchase Plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code. Under the Purchase Plan, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings following the adoption of the Purchase Plan. The offering period for any offering will be no more than 27 months.

Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specific dates determined by the Board of Directors, to the purchase of shares of common stock. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. During the years ended September 30, 2002, 2001 and 2000, approximately 193,000, 169,000 and 51,000 shares respectively, were purchased under this plan.

(10)    Qualified Profit Sharing Plan

The Company has a 401(k) profit sharing plan, which is offered to eligible employees and calls for a discretionary employer match of employee contributions, which are approved by the Board of Directors. To participate in the plan, the person has to be an employee of the Company. The Company matches all employee contributions up to 3% of earnings and half of employee contributions from 3% to 5%. Company contributions paid in the years ended September 30, 2002, 2001 and 2000 were $640,000, $717,000 and $448,000, respectively.

(11)    Worldwide Operations

Revenue by geographic area for fiscal years 2002, 2001 and 2000 was 72%, 70% and 79% in the United States; 24%, 29% and 21% in EMEA; 4%, 1% and 0% in Asia Pacific, respectively.

Information regarding worldwide operations is as follows (in thousands):

	United States	EMEA	Asia[1] Pacific	Eliminations	Total
September 30, 2002, and for the year then ended:
Revenue to unaffiliated customers	$31,028	$10,498	$1,773	$—	$43,299
Intercompany transfers	4,471	—	—	(4,471)	—

Net revenue	35,499	10,498	1,773	(4,471)	43,299
Operating income (loss)	(5,246)	242	(638)	—	(5,642)
Long-lived assets	2,626	291	16	—	2,933

September 30, 2001, and for the year then ended:
Revenue to unaffiliated customers	$40,580	$16,517	$556	$—	$57,653
Intercompany transfers	6,456	—	—	(6,456)	—

Net revenue	47,036	16,517	556	(6,456)	57,653
Operating income (loss)	(5,349)	3,669	(235)	—	(1,915)
Long-lived assets	4,681	352	81	—	5,114

September 30, 2000, and for the year then ended:
Revenue to unaffiliated customers	$43,134	$11,308	$—	$—	$54,442
Intercompany transfers	3,896	—	—	(3,896)	—

Net revenue	47,030	11,308	—	(3,896)	54,442
Operating income (loss)	(12,526)	892	—	—	(11,634)
Long-lived assets	4,735	473	—	—	5,208

1.
Japan was the only country reported in Asia Pacific for fiscal 2001. Due to the Company’s international focus and realignment in fiscal 2002, Asia Pacific now includes Japan, Hong Kong, Australia and India.

For the fiscal year ended September 30, 2002, there were no customers or individual country that accounted for 10% or more of revenue or long-lived assets.

(12)    Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(13)    Quarterly Information (Unaudited)

The following table presents unaudited quarterly operating results for each of the Company’s eight quarters in the two-year period ended September 30, 2002 (in thousands, except per share data).

	Quarter Ended
	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,
Fiscal year 2002
Total revenue	$11,946	$12,032	$10,054	$9,267
Gross margin	9,771	9,994	8,534	7,845
Loss from operations	(1,700)	(797)	(1,435)	(1,710)
Net loss	(956)	(484)	(1,022)	(4,833)
Basic and diluted loss per share	(0.09)	(0.05)	(0.10)	(0.44)
Fiscal year 2001
Total revenue	$14,295	$15,019	$14,645	$13,694
Gross margin	11,119	11,264	11,363	11,338
Income (loss) from operations	78	(1,338)	(568)	(87)
Net income (loss)	364	(653)	(192)	(130)
Basic and diluted earnings (loss) per share	0.03	(0.06)	(0.02)	(0.01)

(14)    Related Party Transaction

On June 5, 2002, the Company entered into a $500,000 non-interest bearing home loan with its Chief Executive Officer in connection with his relocation to Boulder, Colorado. The loan matures on the earlier of June 5, 2006 or 180 days after termination of employment with the Company. The loan is secured by the property purchased.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1(1)	Agreement and Plan of Reorganization between Registrant, Inmark Development Corporation and RW Acquisitions, Inc. dated as of September 19, 1995.

2.2(1)	Agreement and Plan of Merger between the Registrant and Rogue Wave Software, Inc., an Oregon corporation, dated November 21, 1996.

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

4.4(5)
Form of Registration Rights Agreement between Rogue Wave Software, Inc. and the former shareholders of Stingray Software, Inc. and the former shareholders of Stingray Software, Inc., dated February 22, 2000.

10.1(7)	Registrant’s 1996 Equity Incentive Plan.

10.2(8)	Amended and Restated Employee Stock Purchase Plan, dated June 6, 1996, as amended January 25, 2000.

10.3(1)	Form of Indemnity Agreement to be entered into between the Registrant and its officers and directors.

10.12(9)	1997 Equity Inventive Plan, as amended on January 18, 2001.

10.13(10)	Separation & Release Agreement between Registrant and John D. Iacobucci, dated October 9, 2001.

10.14(11)	Separation & Release Agreement between Registrant and James M. Smith, dated January 7, 2002.

10.15(12)	Home Loan Agreement between Registrant and John Floisand, dated June 5, 2002.

10.16(12)	Separation & Release Agreement between Registrant and David A. Rice, dated April 25, 2002.

10.17(13)	Separation & Release Agreement between Registrant and Marc Manley, dated October 7, 2002.

10.18(13)	Separation & Release Agreement between Registrant and Charles M. O’Neill dated November 12, 2002.

21.1(13)	List of Subsidiaries of Registrant.

23.1(13)	Consent of KPMG LLP.

24.1(13)	Power of Attorney (reference is made to signature page).

99.1(13)	Certification of John Floisand.

99.2(13)	Certification of Merle A. Waterman.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form SB- 2, as amended (No. 333 -13517)

(2)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(3)	Filed as Exhibit 2.1 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(4)	Filed as Exhibit 2.2 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(5)	Filed as Exhibit 4.1 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(6)	Filed as an Exhibit to the Registrant’s Form 8-K dated March 1, 1999 and filed on March 9, 1999.

(7)	Filed as an Exhibit to the Registrant’s Proxy Statement on Schedule 14A and filed on December 10, 1998.

(8)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 1999.

(9)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2000.

(10)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2001.

(11)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002.

(12)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002.

(13)	Filed herewith.