Form 10-Q
period 2002-12-31
ROGUE WAVE SOFTWARE INC /OR/
filed 2003-02-14
CIK 1023184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2002

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

Inidcate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at January 20, 2003
Common Stock, $0.001 par value	10,152,052

ROGUE WAVE SOFTWARE, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ROGUE WAVE SOFTWARE, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	September 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,090	$10,525
Short-term investments	11,899	17,731
Accounts receivable, net	7,205	8,144
Prepaid expenses and other current assets	948	641
Income tax receivable	1,416	1,416

Total current assets	36,558	38,457
Furniture, fixture, and equipment, net	2,311	2,933
Intangibles, net	281	467
Other assets, net	1,104	1,085

Total assets	$40,254	$42,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$440	$137
Accrued expenses	4,914	4,961
Deferred revenue	8,037	9,102

Total current liabilities	13,391	14,200

Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	42,024	42,045
Treasury stock	(2,231)	(1,652)
Deferred compensation	(404)	(449)
Accumulated deficit	(12,963)	(11,325)
Accumulated other comprehensive income	427	113

Total stockholders’ equity	26,863	28,742

Total liabilities and stockholders’ equity	$40,254	$42,942

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER

COMPREHENSIVE LOSS

(in thousands, except per share data, unaudited)

	Three Months Ended December 31,
	2002	2001
Revenue:
License revenue	$5,719	$6,070
Service and maintenance revenue	3,870	5,876

Total revenue	9,589	11,946

Cost of revenue:
Cost of license revenue	233	169
Cost of service and maintenance revenue	1,122	2,006

Total cost of revenue	1,355	2,175

Gross profit	8,234	9,771

Operating expenses:
Product development	2,097	3,244
Sales and marketing	4,568	6,037
General and administrative	1,151	1,628
Restructuring, severance, relocation, asset impairment and goodwill amortization	2,095	562

Total operating expenses	9,911	11,471

Loss from operations	(1,677)	(1,700)
Other income, net	92	260

Loss before income taxes	(1,585)	(1,440)
Income tax expense (benefit)	53	(484)

Net loss	$(1,638)	$(956)

Basic and diluted loss per share	$(0.16)	$(0.09)

Shares used in basic and diluted per share calculation	10,231	10,916

Net loss	$(1,638)	$(956)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	314	(136)

Total other comprehensive loss	$(1,324)	$(1,092)

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended December 31,
	2002	2001
Cash flows provided by (used in) operating activities:
Net loss	$(1,638)	$(956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	614	987
Loss on disposal of assets	44	45
Changes in assets and liabilities:
Accounts receivable	1,308	1,280
Prepaid expenses and other current assets	(297)	(154)
Income tax receivable	—	(506)
Other noncurrent assets	196	48
Accounts payable and accrued expenses	171	(662)
Amortization of deferred compensation	45	—
Deferred revenue	(1,186)	(1,757)

Net cash used in operating activities	(743)	(1,675)

Cash flows provided by (used in) investing activities:
Maturities of short-term investments	9,039	—
Purchase of short-term investments	(3,208)	(114)
Purchase of equipment	(19)	(363)

Net cash provided by (used in) investing activities	5,812	(477)

Cash flows provided by (used in) financing activities:
Net proceeds from issuance of common stock	8	—
Treasury stock purchases	(608)	(939)

Net cash used in financing activities	(600)	(939)

Effect of exchange rate changes on cash and cash equivalents	96	(115)

Net change in cash and cash equivalents	4,565	(3,206)
Cash and cash equivalents at beginning of period	10,525	17,047

Cash and cash equivalents at end of period	$15,090	$13,841

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.

NOTES TO UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which are of a normal and recurring nature) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with Rogue Wave Software, Inc.’s (“Rogue Wave” or the “Company”) consolidated financial statements and notes thereto (the “Consolidated Financial Statements”) for the year ended September 30, 2002, included in the Company’s annual report on Form 10-K. The interim results presented are not necessarily indicative of results for any subsequent quarter or for the fiscal year ending September 30, 2003.

2. Revenue Recognition

The Company derives revenue from licensing its software products and providing related maintenance and support, and training and consulting services. License revenue is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” amended by SOP No. 98-9. Revenue is recognized upon execution of an agreement with fixed or determinable fees, upon shipment or electronic delivery of the product and management’s determination that collection of the resulting receivable is probable. The Company considers fees relating to arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Maintenance and service revenue includes maintenance revenue that is deferred and recognized ratably over the maintenance period. Service revenue, including training and consulting services, is recognized as services are performed. In instances where the Company enters into customized software consulting contracts, the fees are recognized using the percentage of completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts”.

3. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The counter parties to the agreements relating to the Company’s cash equivalents and short-term investments consist of various major corporations and financial institutions of high credit standing. The Company’s receivables are derived primarily from the sales of software products and services to customers in diversified industries as well as distributors in the U.S. and foreign markets. As of December 31, 2002, the accounts receivable balance was $8.5 million, before allowance for doubtful accounts and sales returns of $1.3 million. One customer accounted for 14% of the gross accounts receivable balance at December 31, 2002. This customer also accounted for 12% of the revenue for the quarter ended December 31, 2002, respectively. International revenue was approximately 35% and 31% of the Company’s total revenue for the quarters ended December 31, 2002 and 2001, respectively.

4. Basic and Diluted Loss Per Share

Basic loss per share for the three months ended December 31, 2002 and 2001 is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method unless the impact is anti-dilutive. As a result of the net loss incurred for the three months ended December 31, 2002 and 2001, all options are anti-dilutive and, accordingly, the number of shares used in computing the basic and diluted shares is the same. The Company had approximately 4.5 million and 3.8 million options outstanding at December 31, 2002 and 2001, respectively, of which approximately 56,000 and 224,000, respectively, were considered “in the money”. During the three months ended December 31, 2002 and 2001, options to acquire approximately 35,000 and 55,000 shares, respectively, calculated using the “treasury stock method”, were excluded from the calculation because of their anti-dilutive effect.

Calculation of basic and diluted loss per share is as follows (in thousands, except per share data):

	Three months ended December 31,
	2002	2001
Numerator:
Net loss	$(1,638)	$(956)

Denominator:
Historical common shares outstanding for basic and diluted loss per share at beginning of period	10,480	11,090
Weighted average number of common equivalent shares issued during the period	3	—
Weighted average number of common equivalent shares purchased during the period	(252)	(174)

Denominator for basic and diluted loss per share — weighted average shares	10,231	10,916

Basic and diluted loss per share	$(0.16)	$(0.09)

5. Common Stock Repurchases

In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of the lesser of $5.0 million or 2.5 million shares of its common stock. During the quarter ended December 31, 2002, the Company repurchased 337,000 shares for $608,000, at prices ranging from $1.72—$2.00 per share. Since September 2001, the Company has purchased approximately 1.1 million shares, at a cost of approximately $2.8 million at prices ranging from $1.72—$3.65 per share.

6. Stockholder Rights Plan

On January 3, 2003, the Board of Directors, declared a dividend of one right for each share of common stock outstanding on January 16, 2003. Each right represents the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.01 par value, at a price of $14.16 per one one-hundredth share, subject to adjustment. In the event any person or group acquires 15% or more of the Company’s common stock or announces a tender offer or exchange offer for 15% or more of the Company’s common stock, subject to certain exceptions, the holders of the rights generally will be entitled to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right. The Board of Directors may, at its option after a person or group acquires 15% or more of the Company’s common stock or announces a tender offer or exchange offer for 15% or more of the Company’s common stock, exchange all or part of the rights for shares of the Company’s common stock. In the event that the Company is acquired in a merger or other business combination or 50% or more of the Company’s assets or earning power is sold or transferred, the holders of the rights have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the exercise price of the right. The Company may redeem the rights at a price of $0.001 per right at any time prior to an event triggering the exercisability of the rights. The rights expire January 6, 2013, unless earlier redeemed or exchanged by the Company.

7. Restructuring, Severance, Relocation, Asset Impairment and Goodwill Amortization

Restructuring

During the first quarter of fiscal 2003, as a result of the continued slowdown in the economy, Rogue Wave initiated several actions designed to mitigate adverse financial impact attributable to the soft economic climate. The Company implemented several cost reduction initiatives to achieve operating efficiencies, including consolidation of facilities in the U.S. and international operations. Consolidation activities included termination of employees at the Company’s Corvallis, Oregon facility and termination of Large Scale Object Solutions (“LSOS”) development operations in Southboro, Massachusetts as a result of anticipated reduced market demand for LSOS products. As a part of the consolidation of facilities, during the three months ended December 31, 2002, the Company recognized a restructuring charge of $1.7 million, related primarily to severance costs associated with the termination of approximately 75 employees as well as certain closure costs, including those related to facility lease costs. These actions are expected to reduce fiscal 2003 operating expenses as compared to fiscal 2002 by approximately $11.0 million.

The following table summarizes restructuring costs by primary component and related reserve at December 31, 2002 (in thousands). The remaining costs of $727,000 at December 31, 2002 are expected to be paid by the end of fiscal year 2003.

	Employee Severance & Related	Site Closure Costs	Other	Total
Consolidation costs incurred in the three months ended December 31, 2002	$1,239	$404	$70	$1,713
Cash paid	(986)	—	—	(986)

Balance at December 31, 2002	$253	$404	$70	$727

Relocation

As described above, the Company consolidated certain operations in the U.S. and international facilities to achieve cost reductions and streamline operations. The Company relocated certain development and information technology functions from the Company’s Corvallis, Oregon facility to its headquarters in Boulder, Colorado. As a result of the consolidation, the Company recognized a relocation expense of $217,000 for the three months ended December 31, 2002.

Asset Impairment

The Company incurred an asset impairment charge of $165,000 during the three months ended December 31, 2002. The asset impairment charge resulted primarily from the closure of its Southboro, Massachusetts facility and was related to software, furniture and fixtures. The carrying amount of the assets prior to the asset impairment charge was $165,000.

Severance

During the three months ended December 31, 2001, the Company terminated the employment of certain senior managers. As a result, the Company recognized approximately $505,000 in severance costs in December 2001.

Goodwill Amortization

During the three months ended December 31, 2001, the Company recognized approximately $58,000 of goodwill amortization.

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

When hedging the intercompany receivable exposure, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the period in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of the gain or loss is reported in current period earnings immediately. The realized gains and losses are recorded in “Other income-net” in the statement of operations.

The notional amount of foreign exchange contracts outstanding at December 31, 2002 was $1.0 million with a derivative related fair value of $10,000. The fair value of the forward contracts is estimated based on quoted exchange rates at December 31, 2002. The effective or unrealized gain related to the outstanding contracts at December 31, 2002 was $72,000 and the unrealized loss at December 31, 2001 was $6,000. Also during the three months ended December 31, 2002 and 2001, certain foreign currency contracts matured resulting in a total realized net loss of $4,000 and a net gain of $4,000, respectively.

9. Worldwide Operations

Revenue by geographic area for the three months ended December 31, 2002 and 2001 was 65% and 69% in the Americas, 21% and 22% in Europe, Middle East, Eastern Europe and Africa (“EMEA”), and 14% and 9% in Asia Pacific, respectively.

Information regarding worldwide operations is as follows (in thousands):

	Americas	EMEA	Asia[1] Pacific	Eliminations	Total
December 31, 2002, and for the quarter then ended:
Revenue to unaffiliated customers	$6,246	$2,017	$1,326	$—	$9,589
Intercompany transfers	1,913	—	—	(1,913)	—

Net revenue	8,159	2,017	1,326	(1,913)	9,589
Operating income (loss)	(1,278)	(630)	231	—	(1,677)
Long–lived assets	2,010	285	16	—	2,311

December 31, 2001, and for the quarter then ended:
Revenue to unaffiliated customers	$8,234	$2,599	$1,113	$—	$11,946
Intercompany transfers	1,372	—	—	(1,372)	—

Net revenue	9,606	2,599	1,113	(1,372)	11,946
Operating income (loss)	(2,007)	(71)	378	—	(1,700)
Long–lived assets	4,299	320	—	—	4,619

1.	Japan was the only country reported in Asia Pacific for the three months ended December 31, 2001. Due to the Company’s international focus and realignment in fiscal 2002, Asia Pacific now includes Japan, Hong Kong, Australia and India.

10. Accounting for Income Taxes

At December 31, 2002, the Company had net operating loss carryforwards for Federal and foreign income tax purposes of $9.4 million and various tax credits and temporary differences, which expire in varying amounts between 2003 and 2022. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the requirements of SFAS No. 109, the Company has established a valuation allowance related to deferred tax assets of approximately $6.7 million and $5.9 million as of December 31, 2002 and September 30, 2002, respectively. The net recoverable tax asset balance of $1.4 million at December 31, 2002 is expected to be carried back and offset against income in prior taxable years.

11. New Accounting Pronouncements

On July 29, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of the date of an entity’s commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. Severance pay under Statement No. 146, in many cases, would be recognized over time rather than upfront for employees who render future services beyond a minimum retention period. The minimum retention period would be based on the legal notification period, or if there is no such requirement, 60 days. The provisions of SFAS No. 146 are effective for the Company for disposal activities initiated after December 31, 2002. Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of the issuance of certain types of guarantees. Guarantees meeting the characteristics described in the Interpretation, which are not included in a long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and estimable, as those terms are defined in FASB Statement No. 5, “Accounting for Contingencies”. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. However the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor’s year end. Management does not believe adoption of this statement will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123”. This Statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt the disclosure requirements of SFAS No. 148 in its second quarter of fiscal 2003 consolidated financial statements. However, the Company, at this time, does not intend to change to the fair value based method of accounting for stock-based employee compensation. Management currently does not believe that adoption of the disclosure requirements of SFAS No. 148 will have an impact on the Company’s financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section “Risk Factors” and “Business” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The following discussions should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

The Rogue Wave Strategy and Business Model

Rogue Wave Software develops, markets and supports object-oriented software technology. Rogue Wave’s strategic objective is to provide technology and services that allow customers to optimize productivity when building software solutions to address their business requirements. The Company strives to create products that efficiently and effectively align underlying information technology with a customers’ application of that technology.

Historically, the Company has marketed its products primarily through its direct sales force and, to a lesser extent, through the Internet and an indirect channel consisting of original-equipment-manufacturers, value added resellers, dealers and distributors. The Company’s direct sales force consists of an inside telesales group that focuses on smaller orders ($50,000 or less), and an outside sales force that focuses on larger enterprise-wide technology customers. The Company makes certain of its products available for sale and distribution over the Internet. Revenue through this channel has not been significant to date, and there can be no assurance that the Company will be successful in marketing its products through this channel.

Products

Core Technology—SourcePro™ C++

The Company’s principal product is SourcePro C++. SourcePro C++ is comprised of four products: SourcePro Core, SourcePro DB, SourcePro Net and SourcePro Analysis. Pricing of the SourcePro C++ products is based on a customer value model, which considers scope of deployment, including operating systems.

Light Weight Enterprise Integration Framework (“LEIF”)

In December 2002, the Company launched its LEIF product. This product is designed to integrate C++ applications with XML data and Web Services, enabling C++ applications to communicate with .NET and J2EE based applications, both within an enterprise and with external partners or customers. LEIF employs industry-standard networking, XML and Web Services technologies to expose the functionality of business-critical C++ applications to other disparate application and business processes. By easing the integration of XML with C++ applications, LEIF allows business-critical systems to work seamlessly with XML documents and communicate using an XML-based data format that spans platforms and languages. Pricing of the LEIF product is based on a customer value model, which also considers scope of deployment, including operating systems.

Stingray Studio

Stingray Studio offers higher-level graphical user interface (“GUI”) components for Microsoft Windows platforms providing ease of use, shortening development time and making it easier to maintain GUI applications. Stingray Studio lets developers rapidly build scalable, distributed GUI applications that can be easily integrated with current enterprise systems and applications.

Large Scale Object Solutions

LSOS is a set of technologies the Company developed to target customers with specific needs related to running very high throughput systems deployed against a relational database. The Company’s first implementation of this technology was an application that the Company developed, in partnership with JPMorgan Chase, known as Global Market Reference Data and renamed CornerstoneST. The Company planned to market this product to worldwide financial institutions that were facing T+1 compliance requirements.

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

Because of global economic uncertainties, which have resulted in significant spending constraints for information technology organizations, and the recent elimination of the T+1 compliance requirements by the Securities Industry Association, the Company reexamined the marketplace opportunities for CornerstoneST and SynopticaST. Although the Company plans to continue to market and sell these products to potential customers that it has identified, it has suspended all future investment related to these products. The Company’s future involvement with these products will depend on its ability to contract with customers to which it can provide custom LSOS solutions. In connection with overall cost containment initiatives and the uncertainty of the marketplace for these products, the Company terminated its LSOS operations in Southboro, Massachusetts in November 2002 and incurred a related restructuring charge during the quarter ended December 31, 2002. See Note 7 of Notes to Condensed Consolidated Financial Statements.

New Product Initiatives

The Company is aggressively investigating new product development opportunities that allow it to optimize its current cross-platform expertise, engineering expertise, sales channels and customer base. Areas of particular interest are J2EE and .NET.

Strategic Realignment

Globalization

During fiscal 2002, Rogue Wave continued to solidify its worldwide presence. The Company announced a realignment of its strategy to include an aggressive focus on expansion in EMEA, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its new international business focus, the Company restructured certain areas of its global operations, which resulted in severance related charges of $479,000 in fiscal 2002.

Additionally, as part of this restructuring plan and to better meet the needs of its customers, the Company has established three separate regional operations, the Americas, EMEA and Asia Pacific, in an effort to drive autonomy and greater accountability. During the second fiscal quarter of 2002, the Company opened an office in Australia and increased its resources in other areas of the Asia Pacific region and EMEA. The Company began the process of establishing several new distributor arrangements. As a part of the strategy to move into new international markets, the Company is creating a streamlined license and packaging process to be utilized by these new distributor channels. The Company anticipates further expansion in foreign countries, including within the Asia Pacific markets, and expects that international license and service and maintenance revenue will account for an increasing portion of its total revenue in the future. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. See “Risk Factors” for additional risk factors associated with the Company’s global expansion.

Outlook

The world economy has recently experienced a significant slowdown, particularly in the Americas region. The technology sector, including telecommunications, computer/software and financial services, which represents approximately 75% of the Company’s customer base, has been severely impacted. Significant information technology spending constraints have resulted, with fewer new project initiations expected in the near term and spending limited to “mission critical” functions. Further, the Company anticipates greater use of “open source” products by customers for internal development, coupled with greater focus on competitive technologies, including Java as well as others. As a result, of continuing uncertainty arising from these factors, the Company anticipates no growth in revenue in fiscal 2003.

The Company initiated several actions during the first fiscal quarter of 2003 that were designed to mitigate adverse financial impact attributable to the current economic climate. The Company implemented several cost management initiatives to achieve operating efficiencies, including consolidation of facilities in the U.S. and international operations. Consolidation activities included termination or relocation of employees at the Company’s Corvallis, Oregon facility to its headquarters in Boulder, Colorado and termination of LSOS development operations in Southboro, Massachusetts as a result of anticipated reduced market demand for LSOS products.

These restructuring initiatives resulted in workforce reductions of approximately 75 employees and a charge for restructuring, severance, lease termination, asset impairment, relocation and other related costs of approximately $2.1 million. The Company expects to implement additional cost reduction measures in the second quarter of fiscal year 2003, resulting in an estimated charge of approximately $300,000 to $350,000.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s most critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the following critical accounting policies and judgments and assumptions. Actual results may differ significantly from these estimates under different assumptions or conditions. For all financial statement periods presented, there have been no material modifications to the application of these critical accounting policies.

Revenue Recognition

The Company’s revenue is derived from licenses of its software products and related maintenance, training and consulting services. License, maintenance and most services are recognized in accordance with SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, which permits revenue recognition when (1) persuasive evidence of an arrangement exists, (2) delivery of the product has occurred, (3) the fee is fixed or determinable and (4) collectibility is probable. The Company defines each of the four criteria as follows:

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

The fee is fixed or determinable. The Company negotiates the fee for its products at the outset of an arrangement. In these arrangements, the majority of the development licenses are perpetual and nonrefundable. The fees are generally due within one to 12 months depending on the length of the contract. The Company considers fees relating to arrangements with payment terms extending beyond 12 months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. The Company has no history of concessions and there has been no indicator that fees are not fixed or determinable.

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

Sales Returns and Allowance for Doubtful Accounts

The Company’s management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the products when evaluating the adequacy of the sales returns. Based on this analysis, management must make subjective judgments in connection with establishing the estimated sales returns in any accounting period.

The Company’s allowance for doubtful accounts is intended to reduce the value of customer accounts receivable to amounts expected to be collected. In determining the required allowance, the Company considers factors such as customer credit history, overall and industry economic conditions and the customer’s current financial position and recent performance. The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company continuously monitors collections and payments from customers. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Accounting for Income Taxes

In preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves preparing estimates of the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company then records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax changes to tax laws, changes to statutory tax rates and future anticipated taxable income levels.

The Company has reported net operating losses for the past several years, in part due to cost restructuring efforts coupled with an overall continued decline in revenue. As a result, the Company determined that it did not meet the applicable accounting requirements for recognition of deferred tax assets and, during the fourth quarter of fiscal 2002, increased its income tax valuation allowance by approximately $4.3 million through a charge to income. In the first quarter of fiscal 2003, the Company incurred a loss and, subsequently, established a valuation allowance equal to the tax benefit estimated for the quarter. If, in the future, the Company were to determine that accounting requirements for the recognition of tax assets are met, the Company would decrease the recorded valuation allowance in the period that such determination is made. See Note 10 of Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company’s Condensed Consolidated Statements of Operations.

	Three months ended December 31,
	2002	2001
Revenue:
License revenue	60%	51%
Service and maintenance revenue	40	49

Total revenue	100	100

Cost of revenue:
Cost of license revenue	2	1
Cost of service and maintenance revenue	12	17

Total cost of revenue	14	18

Gross profit	86	82

Operating expenses:
Product development	22	27
Sales and marketing	48	50
General and administrative	12	14
Restructuring, severance, relocation, asset impairment and goodwill amortization	22	5

Total operating expenses	104	96

Loss from operations	(18)	(14)
Other income, net	1	2

Loss before income taxes	(17)	(12)
Income tax expense (benefit)	1	(4)

Net loss	(17)%	(8)%

Revenue

    Total revenue for the three months ended December 31, 2002 and 2001 was $9.6 million and $11.9 million, respectively, representing a decrease of 19%. License revenue decreased $351,000 or 6% compared to the same quarter last year. The decrease in license revenue is due to the softness in overall demand, resulting primarily from a weakened economy and overall drop in U.S. sales volume for C++ based products without an offset from international operations.

    Service and maintenance revenue for the three months ended December 31, 2002 and 2001 was $3.9 million and $5.9 million, respectively, representing a decrease of $2.0 million or 34%. Because most of our support revenue is recognized over a term of one year, the decrease in service and maintenance revenue was primarily attributable to the overall decline in gross sales during several of the previous quarters, coupled with minimal new consulting contracts.

    See Strategic Realignment for further discussion on the Company’s revenue outlook.

Cost of Revenue

    Cost of license revenue consists primarily of amortization of purchased software, materials, packaging, royalties and freight expense. Cost of license revenue for the three months ended December 31, 2002 and 2001 was $233,000 and $169,000, respectively, representing an increase of $64,000 or 38%. The increase in costs was primarily the result of an increase in royalties associated with certain technology licensing rights acquired in the last half of fiscal 2002.

    Cost of service and maintenance revenue consists primarily of personnel related and facilities costs incurred in providing customer support and training services as well as third party costs incurred in providing training and consulting services. Cost of service and maintenance revenue for the three months ended December 31, 2002 and 2001 was $1.1 million and $2.0 million, respectively, representing a decrease of $900,000 or 45%. This decrease was due primarily to staff reductions resulting from cost management actions instituted during the last several quarters and a decline in the utilization of third-party consulting services. The Company expects that the cost of such revenue will decline as a percentage of total revenue in fiscal 2003.

Operating Expenses

    Product development expenses for the three months ended December 31, 2002 and 2001 were $2.1 million and $3.2 million, respectively, representing a decrease of $1.1 million or 34%. As a percent of revenue, product development expense for the three months ended December 31, 2002 and 2001 was 22% and 27%, respectively. The overall decrease in product development expense during the three months ended December 31, 2002 was primarily attributable to the consolidation of development and information technology functions in the first fiscal quarter of 2003. These actions included the closure of the LSOS operations in Southboro, Massachusetts in November 2002 and the reduction of the Corvallis, Oregon operation by approximately 75%, in part through relocations of certain functions to Boulder, Colorado as well as streamlining certain processes. Although the Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase, the Company believes such expenses will increase slightly as a percentage of total revenue for fiscal 2003. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred.

    Sales and marketing expenses for the three months ended December 31, 2002 and 2001 were $4.6 million and $6.0 million, respectively, representing a decrease of $1.4 million or 23%. As a percentage of total revenue, sales and marketing expenses were 48% and 50%, respectively. The decrease in sales and marketing expense is due to the decrease in sales and marketing personnel and related costs associated with the implementation of cost containment programs coupled with the overall decrease in sales. The Company expects that sales and marketing expenses will remain stable as a percentage of total revenue for fiscal 2003.

    General and administrative expenses for the three months ended December 31, 2002 were $1.2 million as compared to $1.6 million for the three months ended December 31, 2001, representing a decrease of $400,000 or 25%. The decrease is due primarily to a reduction in personnel as a result of the cost containment programs instituted in fiscal 2002 and early in the first quarter of fiscal 2003. These expenses are not expected to vary significantly as a percentage of total revenue for fiscal 2003.

    Restructuring, relocation and asset impairment expenses totaling $2.1 million were recognized during the three months ended December 31, 2002. The Company incurred severance of $1.2 million,

lease realignment of $404,000, relocation costs of $217,000, an asset impairment charge of $165,000 and other related costs of $70,000 associated with the consolidation of facilities in the Americas, EMEA and Asia Pacific and the streamlining of operating functions. See Note 7 of Notes to Condensed Consolidated Financial Statements. These actions resulted in an overall personnel reduction of 37% as of December 31, 2002 compared to December 31, 2001 and are expected to reduce fiscal 2003 expenses from fiscal 2002 by approximately $11.0 million.

    Severance and goodwill expenses totaling approximately $562,000 were recognized during the three months ended December 31, 2001. The Company incurred severance of $505,000 for the termination of two senior managers and approximately $57,000 related to goodwill amortization.

Other Income, Net

    Other income was $92,000 and $260,000 for the three months ended December 31, 2002 and 2001, respectively, and primarily consists of interest income on the Company’s cash, cash equivalents and short-term investments. The decrease in other income of $168,000 or 65% for the three months ended December 31, 2002, compared to the three months ended December 31, 2001, is primarily due to a decrease in investments, specifically corporate notes and commercial paper, during the current fiscal quarter as compared to the same fiscal quarter last year.

Income Tax Expense

    Income taxes for the three months ended December 31, 2002 are provided during interim periods based on the expected tax rate for the year. The provision for income taxes for the three months ended December 31, 2002 was (3.4)%. Income tax expense relates primarily to state and foreign income taxes that the Company expects to pay. The Company increased its valuation allowance on the deferred tax assets generated during the three months ended December 31, 2002 as a result of uncertainties associated with future realization. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the requirements of SFAS No. 109, the Company has recorded, as of December 31, 2002, a $6.7 million valuation allowance against certain deferred tax assets. The Company will continue to record very minimal tax benefit or expense until at least four quarters of profitability have been achieved.

Liquidity and Capital Resources

    As of December 31, 2002, the Company had cash, cash equivalents and short-term investments of $27.0 million. Net cash used in operating activities was $743,000 during the three months ended December 31, 2002 compared to $1.7 million used in operating activities during the three months ended December 31, 2001. The overall increase in cash from operating activities was attributable to a smaller decrease in deferred revenue from the prior quarter compared to first quarter in fiscal 2002 and an increase in the Company’s accrued expenses, when compared to fiscal 2002, as well as a decrease in accounts receivable.

    In the first fiscal quarters of 2003 and 2002, the Company’s investing activities consisted primarily of purchases of equipment and purchases and maturities of short-term investments. In the first fiscal quarter of 2003, the Company had maturities of $9.0 million in short-term investments and purchased $3.2 million in short-term investments and $19,000 in equipment, resulting in net cash provided from investing activities of $5.8 million.

    Net cash used in financing activities during the three months ended December 31, 2002 was $600,000, primarily as a result of the Company purchasing its common stock, offset, in part, by the proceeds from the exercise of stock options. In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its common stock. For the quarter ended December 31, 2002, the Company repurchased 337,375 shares for $608,000, at prices ranging from $1.72—$2.00 per share. Since September 2001, the Company has purchased approximately 1.1 million shares, at a cost of approximately $2.8 million at prices ranging from $1.72—$3.65 per share.

    The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the foreseeable future. See “Risk Factors.”

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

Provisions in our charter documents, our rights agreement and Delaware law could prevent or delay a change in control of the Company and may reduce the market price of our common stock.

Provisions of our certificate of incorporation, by-laws and rights agreement may discourage, delay or prevent a merger, acquisition or other business combination that a stockholder may consider favorable. These provisions include:

•	authorizing the issuance of preferred stock without stockholder approval;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent;

•	establishing advance notice requirements for nominations for election to the board of directors and for proposing other matters that can be acted on by stockholders at stockholder meetings;

•	requiring super-majority voting to effect certain amendments to our certificate of incorporation or to amend our by-laws; and

•	requiring parties to request board approval prior to acquiring 15% or more of the voting power of our common stock to avoid economic and voting dilution of their stock holdings.

    We are incorporated in Delaware and certain provisions of Delaware law may also discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

ITEM 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company’s market risk exposure is the potential loss arising from changes in interest rates and its impact on short-term investments and foreign currency exchange rate fluctuations.

    As of December 31, 2002, the Company had short-term investments of $11.9 million, which are classified as held to maturity and are carried at their amortized cost. All investments have acquired maturities of less than 360 days. Short-term investments consist primarily of high credit and highly liquid corporate notes and commercial paper. A reduction in overall interest rates would not have a material affect on the fair value of the investments or the financial position of the Company.

    Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company’s assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company’s overall foreign currency rate exposure at December 31, 2002, movements in foreign currency rates would not materially affect the financial position of the Company. At December 31, 2002, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $1.0 million. See Note 8 of Notes to Condensed Consolidated Financial Statements.

ITEM 4.—CONTROLS AND PROCEDURES

    Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Because there were no significant deficiencies or material weaknesses in these controls, no corrective actions were taken with respect to them.

PART II—OTHER INFORMATION

ITEM 6.—EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

99.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

On January 6, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission, reporting in Item 5 that on January 3, 2002, the Board of Directors adopted a stockholder rights plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGUE WAVE SOFTWARE, INC. (Registrant)

Date: February 14, 2003	/s/ Merle A.Waterman
MERLE A. WATERMAN VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY

I, John Floisand, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rogue Wave Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003	/s/ John Floisand
John Floisand Chairman of the Board and Chief Executive Officer

I, Merle A. Waterman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rogue Wave Software, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003	/s/ Merle A. Waterman
Merle A. Waterman Vice President, Chief Financial Officer and Secretary