Form 10-Q
period 2003-03-31
ROGUE WAVE SOFTWARE INC /OR/
filed 2003-05-12
CIK 1023184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2003

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common Stock, $0.001 par value	9,963,181

ROGUE WAVE SOFTWARE, INC.
FORM 10-Q

2.

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	March 31, 2003	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$13,516	$10,525
Short-term investments	12,039	17,731
Accounts receivable, net	8,641	8,144
Prepaid expenses and other current assets	862	641
Income tax receivable	1,280	1,416

Total current assets	36,338	38,457
Furniture, fixture, and equipment, net	1,745	2,933
Intangibles, net	225	467
Other assets, net	617	1,085

Total assets	$38,925	$42,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$319	$137
Accrued expenses	3,992	4,961
Deferred revenue	7,652	9,102

Total current liabilities	11,963	14,200
Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	41,914	42,045
Treasury stock	(2,611)	(1,652)
Deferred compensation	(360)	(449)
Accumulated deficit	(12,451)	(11,325)
Accumulated other comprehensive income	460	113

Total stockholders’ equity	26,962	28,742

Total liabilities and stockholders’ equity	$38,925	$42,942

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

3.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2003	2002	2003	2002

Revenue:
License revenue	$4,945	$6,721	$10,665	$12,791
Service and maintenance revenue	3,483	5,311	7,353	11,186

Total revenue	8,428	12,032	18,018	23,977
Cost of revenue:
Cost of license revenue	126	123	360	292
Cost of service and maintenance revenue	713	1,915	1,835	3,921

Total cost of revenue	839	2,038	2,195	4,213

Gross profit	7,589	9,994	15,823	19,764
Operating expenses:
Product development	1,655	3,361	3,752	6,606
Sales and marketing	3,950	5,392	8,518	11,429
General and administrative	960	1,555	2,111	3,182
Restructuring, severance and goodwill amortization	482	483	2,577	1,045

Total operating expenses	7,047	10,791	16,958	22,262

Income (loss) from operations	542	(797)	(1,135)	(2,498)
Other income, net	22	214	115	474

Income (loss) before income taxes	564	(583)	(1,020)	(2,024)
Income tax expense (benefit)	52	(99)	106	(584)

Net income (loss)	$512	$(484)	$(1,126)	$(1,440)

Basic and diluted income (loss) per share	$0.05	$(0.05)	$(0.11)	$(0.13)

Shares used in basic per share calculation	10,073	10,740	10,154	10,830
Shares used in diluted per share calculation	10,102	10,740	10,154	10,830

Net income (loss)	$512	$(484)	$(1,126)	$(1,440)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	33	(154)	347	(290)

Total comprehensive income (loss)	$545	$(638)	$(779)	$(1,730)

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

4.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended March 31,

	2003	2002

Cash flows provided by (used in) operating activities:
Net loss	$(1,126)	$(1,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,197	1,901
Loss on disposal of assets	45	64
Deferred income taxes	—	(803)
Amortization of deferred compensation	89	—
Changes in assets and liabilities:
Accounts receivable	(335)	862
Prepaid expenses, income tax receivable and other current assets	(26)	134
Other noncurrent assets	757	146
Accounts payable and accrued expenses	(969)	(1,357)
Deferred revenue	(1,615)	(2,432)

Net cash used in operating activities	(1,983)	(2,925)

Cash flows provided by (used in) investing activities:
Maturities of short-term investments	11,826	—
Purchase of short-term investments	(6,134)	(705)
Purchase of equipment	(30)	(513)

Net cash provided by (used in) investing activities	5,662	(1,218)

Cash flows provided by (used in) financing activities:
Net proceeds from exercise of stock options	10	22
Net proceeds from Employee Stock Purchase Plan	71	191
Treasury stock purchases	(1,173)	(1,646)

Net cash used in financing activities	(1,092)	(1,433)

Effect of exchange rate changes on cash and cash equivalents	404	(374)

Net change in cash and cash equivalents	2,991	(5,950)
Cash and cash equivalents at beginning of period	10,525	17,047

Cash and cash equivalents at end of period	$13,516	$11,097

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

5.

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

          Revenue from reseller arrangements is recognized on a sell through basis, that is, when persuasive evidence is obtained by the Company that the reseller has sold the products to an end-use customer.  In instances where the Company enters into customized software consulting contracts, the fees are recognized using the percentage of completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.”  The Company generally provides a thirty-day right of return policy for software sales.  The allowance for returns was $1.7 million and $1.1 million at March 31, 2003 and 2002, respectively.

3.	Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable.  The counter parties to the agreements relating to the Company’s cash equivalents and short-term investments consist of various major corporations and financial institutions of high credit standing.  The Company’s receivables are derived primarily from the sales of software products and services to customers in diversified industries as well as distributors in the U.S. and foreign markets.  As of March 31, 2003, the accounts receivable balance was $10.3 million, before allowance for doubtful

6.

accounts and sales returns, which total $1.7 million.  Two customers accounted for 15% and 12% of the gross accounts receivable balance at March 31, 2003, or 27% combined.  These two customers also accounted for 17% of the Company’s total revenue for the three months ended March 31, 2003 and 14% for the six months ended March 31, 2003.  International revenue was approximately 25% and 20% of the Company’s total revenue for the quarters ended March 31, 2003 and 2002, respectively.  International revenue was approximately 30% and 26% of the Company’s total revenue for the six months ended March 31, 2003 and 2002, respectively.

4.	Stock Based Compensation

          The Company has stock option plans for employees and directors that provide for the granting of incentive and nonqualified stock options.  Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years.  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 148.  Accordingly, no compensation cost has been recognized for its stock option plans.  Assuming the compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following amounts (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,

	2003	2002	2003	2002

Reported net income (loss)	$512	$(484)	$(1,126)	$(1,440)
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	227	743	603	1,394

Pro forma net income (loss)	$285	$(1,227)	$(1,729)	$(2,834)

Reported basic and diluted income (loss) per share	$0.05	$(0.05)	$(0.11)	$(0.13)

Pro forma basic and diluted income (loss) per share	$0.03	$(0.11)	$(0.17)	$(0.26)

The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used and the estimated fair values are as follows:

Year of Grant	Risk Free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility

FY 2003	2.98%	5.00	0.00%	61.88%
FY 2002	3.13%	5.00	0.00%	55.38%

7.

The following table summarizes stock option activity (in thousands, except per share data):

	Shares	Weighted avg. price per share

Outstanding options at September 30, 2001	3,914	$5.57
Granted	2,487	2.99
Exercised	(8)	0.15
Canceled	(1,160)	4.98

Outstanding options at September 30, 2002	5,233	4.48
Granted	28	1.78
Exercised	(9)	0.43
Canceled	(762)	3.99

Outstanding options at December 31, 2002	4,490	4.55
Granted	536	2.24
Exercised	(15)	0.40
Canceled	(1,393)	4.71

Outstanding options at March 31, 2003	3,618	$4.16

Options vested and exercisable were 2.3 million shares at March 31, 2003.  Price ranges and weighted average characteristics of outstanding stock options at March 31, 2003 were as follows (share data in thousands):

	Outstanding Options			Exercisable Options

Exercise Price	Shares	Remaining life (years)	Weighted avg. price	Shares	Weighted avg. price

$0.15-$2.68	1,289	9.4	$2.41	260	$2.33
$2.70-$4.34	948	8.7	$3.36	729	$3.36
$4.38-$5.44	1,000	7.2	$5.24	974	$5.25
$5.50-$17.00	381	5.7	$9.26	359	$9.34

	3,618	8.2	$4.16	2,323	$4.96

5.	Basic and Diluted Income (Loss) Per Share

          Basic income (loss) per share for the three and six months ended March 31, 2003 and 2002 is computed on the basis of the weighted average number of common shares outstanding.  Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method unless the impact is anti-dilutive.  The difference between basic income (loss) per share and diluted income (loss) per share is due to the effect of outstanding stock options.  For the three months ended March 31, 2003, the dilutive effect of outstanding options was 29,000 shares.  As a result of the net loss incurred for the three months ended March 31, 2002 and the six months ended March 31, 2003 and 2002, all options are anti-dilutive and, accordingly, the number of shares used in computing the basic and diluted shares is the same.  During the three months ended March 31, 2002 and six months ended March 31, 2003 and 2002, options to acquire approximately 55,000, 30,000 and 75,000 shares, respectively, calculated using the “treasury stock method”, were excluded from the calculation because of their anti-dilutive effect.  The Company had approximately 3.6 million and 4.8 million options outstanding at March 31, 2003 and 2002, respectively, of which approximately 108,000 and 1,357,000, respectively, were considered “in the money”.

8.

Calculation of basic and diluted income (loss) per share is as follows (in thousands, except per share data):

	Three months ended March 31,		Six months ended March 31,

	2003	2002	2003	2002

Numerator:
Net income (loss)	$512	$(484)	$(1,126)	$(1,440)

Denominator:
Historical common shares outstanding for basic and diluted income (loss) per share at beginning of period	10,152	10,781	10,481	11,090
Weighted average number of common equivalent shares purchased during the period	(119)	(92)	(353)	(288)
Weighted average number of common equivalent shares issued during the period	40	51	26	28

Denominator for basic net income (loss) per share - weighted average shares	10,073	10,740	10,154	10,830

Incremental common shares attributable to shares issuable under equity incentive plans (treasury stock method)	29	—	—	—

Denominator for diluted net income (loss) per share – weighted average shares	10,102	10,740	10,154	10,830

Basic and diluted income (loss) per share	$0.05	$(0.05)	$(0.11)	$(0.13)

6.	Common Stock Repurchases

          In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of the lesser of $5.0 million or 2.5 million shares of its common stock.  During the six months ended March 31, 2003, the Company repurchased 574,000 shares for $1.2 million at prices ranging from $1.72 - $2.67 per share.  Since September 2001, the Company has purchased approximately 1.4 million shares for approximately $3.4 million at prices ranging from $1.72 - $3.65 per share.

7.	Stockholder Rights Plan

          On January 3, 2003, the Board of Directors declared a dividend of one right for each share of common stock outstanding on January 16, 2003.  Each right represents the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.01 par value, at a price of $14.16 per one one-hundredth share, subject to adjustment.  In the event any person or group acquires 15% or more of the Company’s common stock or announces a tender offer or exchange offer for 15% or more of the Company’s common stock, subject to certain exceptions, the holders of the rights generally will be entitled to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right.  The Board of Directors may, at its option after a person or group acquires 15% or more of the Company’s common stock or announces a tender offer or exchange offer for 15% or more of the Company’s common stock, exchange all or part of the rights for shares of the Company’s common stock.  In the event that the Company is acquired in a merger or other business combination or 50% or more of the Company’s assets or earning power is sold or transferred, the holders of the rights have the right to receive, upon exercise, common stock

9.

of the acquiring company having a value equal to two times the exercise price of the right.  The Company may redeem the rights at a price of $0.001 per right at any time prior to an event triggering the exercisability of the rights.  The rights expire January 6, 2013, unless earlier redeemed or exchanged by the Company.

8.	Restructuring, Severance, Relocation, Asset Impairment and Goodwill Amortization

First Quarter 2003 Restructuring

          During the first quarter of fiscal 2003, Rogue Wave initiated several actions designed to mitigate the adverse financial impact attributable to the overall weakness in the world economy.  The Company implemented several cost reduction initiatives to achieve operating efficiencies, including consolidation of facilities in the U.S. and international operations.  Consolidation activities included termination of employees at the Company’s Corvallis, Oregon facility and discontinuance of Large Scale Object Solutions (“LSOS”) development operations in Southboro, Massachusetts as a result of anticipated reduced market demand for LSOS products.  As a part of the consolidation of facilities, during the three months ended December 31, 2002, the Company recognized a restructuring charge of $1.7 million, related primarily to severance costs associated with the termination of approximately 75 employees as well as certain site closure costs, including those related to facility lease costs. The Company revised its estimate of the initial restructuring costs by $4,000 in the second quarter of fiscal 2003, as actual severance costs were slightly less than originally anticipated. These actions are expected to reduce fiscal 2003 operating expenses, as compared to fiscal 2002, by approximately $11.0 million.  The remaining liability associated with these actions of $270,000 at March 31, 2003 is expected to be paid by the end of fiscal year 2003.

The following table summarizes restructuring costs by primary component and related reserve at March 31, 2003 (in thousands):

	Employee Severance & Related	Site Closure Costs	Other	Total

Consolidation costs incurred in the three months ended December 31, 2002	$1,239	$404	$70	$1,713
Cash paid	(986)	—	—	(986)

Balance at December 31, 2002	253	404	70	727
Cash paid	(233)	(146)	(74)	(453)
Adjustments for revised estimates	(8)	—	4	(4)

Balance at March 31, 2003	$12	$258	$—	$270

Second Quarter 2003 Cost Reduction Initiatives

          In the second quarter of fiscal 2003, the Company implemented additional cost reduction measures that resulted in workforce reductions of 24 employees.  As a result of these actions, the Company recognized a severance charge of approximately $374,000. These actions are expected to reduce fiscal 2003 operating expenses, as compared to fiscal 2002, by approximately $2.4 million.  The remaining accrued balance of $25,000 at March 31, 2003, is expected to be paid in the third quarter of fiscal 2003.

10.

The following table summarizes restructuring costs and related reserve at March 31, 2003 (in thousands):

Employee Severance & Related

Employee reduction costs incurred during the three months ended March 31, 2003	$374
Cash paid	(349)

Balance at March 31, 2003	$25

Relocation

          As described above, the Company consolidated certain operations in the U.S. and international facilities in the first quarter of fiscal 2003 to achieve cost reductions and streamline operations.  The Company relocated certain development and information technology functions from the Company’s Corvallis, Oregon facility to its headquarters in Boulder, Colorado.  As a result of the consolidation, the Company recognized a relocation expense of $217,000 during the three months ended December 31, 2002.  In the second quarter of fiscal 2003, the Company finalized these costs, which resulted in a less than anticipated cost of $40,000.

Asset Impairment

          The Company incurred an asset impairment charge of $165,000 during the three months ended December 31, 2002.  The asset impairment charge resulted primarily from the closure of its Southboro, Massachusetts facility and was related to software, furniture, and fixtures.

LSOS Contract Termination

          During the three months ended March 31, 2003, in conjunction with the discontinuance of the LSOS product line, the Company terminated a software license agreement related to these products.  The software contract included provisions for minimum royalty payments that had been accrued in previous periods, which were expected to be paid subsequent to the first year anniversary of the contract.  Upon termination of the contract, the Company determined that an estimated $181,000 obligation for minimum royalties was no longer required and reversed the accrual during the second quarter of fiscal 2003, which reduced operating expense.

Other Severance Charges

          During the six months ended March 31, 2002, the Company terminated the employment of certain senior managers.  As a result, the Company recognized approximately $505,000 and $112,000 in severance costs in the first and second quarters of fiscal 2002, respectively.  During the three months ended March 31, 2003, the employment of two Company executives was terminated, which resulted in severance costs of approximately $333,000.

Strategic Realignment - 2002

          During the second quarter of fiscal year 2002, the Company announced a realignment of its corporate strategy to include a focused expansion in Europe, Middle East, Eastern Europe and Africa ("EMEA"), Asia Pacific and Latin America.  In conjunction with this action and to better align its cost structure with its then new international business focus, on March 29, 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in severance related charges of approximately $352,000 during that period.

11.

Goodwill Amortization
During the three and six months ended March 31, 2002, the Company recognized approximately $58,000 and $18,000 of goodwill amortization, respectively. Goodwill was fully amortized at March 31, 2002.

9.	Foreign Exchange Contracts

          The Company accounts for foreign exchange contracts under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including foreign exchange forward contracts.

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

          The notional amount of foreign exchange contracts outstanding at March 31, 2003 was $1.1 million with a derivative related fair value of $66,000.  The fair value of the forward contracts is estimated based on quoted exchange rates at March 31, 2003.  The effective or unrealized gain related to the outstanding contracts at March 31, 2003 and March 31, 2002 was $104,000 and $36,000, respectively.  Also during the six months ended March 31, 2003 and 2002, certain foreign currency contracts matured resulting in a net loss of $5,000 and a net gain of $4,000, respectively, of which a loss of $1,000 and $0 was recognized in the second quarters of fiscal 2003 and 2002, respectively.

10.	Worldwide Operations
Revenue by geographic area for the three months ended March 31, 2003 and 2002 was 75% and 79% in the Americas, 23% and 19% in EMEA, and 2% and 1% in Asia Pacific, respectively.

12.

Information regarding worldwide operations is as follows (in thousands):

	Americas	EMEA	Asia[1] Pacific	Eliminations	Total

March 31, 2003, and for the quarter then ended:
Revenue to unaffiliated customers	$6,356	$1,893	$179	$—	$8,428
Intercompany transfers	1,281	604	—	(1,885)	—

Net revenue	7,637	2,497	179	(1,885)	8,428
Operating income (loss)	861	43	(362)	—	542
Long–lived assets	1,466	263	16	—	1,745
March 31, 2002, and for the quarter then ended:
Revenue to unaffiliated customers	$9,529	$2,333	$170	$—	$12,032
Intercompany transfers	845	—	—	(845)	—

Net revenue	10,374	2,333	170	(845)	12,032
Operating income (loss)	(793)	50	(54)	—	(797)
Long–lived assets	3,639	284	3	—	3,926

Revenue by geographic area for the six months ended March 31, 2003 and 2002 was 70% and 74% in the Americas, 22% and 21% in EMEA, and 8% and 5% in Asia Pacific, respectively.

Information regarding worldwide operations is as follows (in thousands):

	Americas	EMEA	Asia[1] Pacific	Eliminations	Total

March 31, 2003, and for the six months then ended:
Revenue to unaffiliated customers	$12,602	$3,911	$1,505	$—	$18,018
Intercompany transfers	3,194	604	—	(3,798)	—

Net revenue	15,796	4,515	1,505	(3,798)	18,018
Operating income (loss)	(418)	(586)	(131)	—	(1,135)
Long–lived assets	1,466	263	16	—	1,745
March 31, 2002, and for the six months then ended:
Revenue to unaffiliated customers	$17,762	$4,932	$1,283	$—	$23,977
Intercompany transfers	2,218	—	—	(2,218)	—

Net revenue	19,980	4,932	1,283	(2,218)	23,977
Operating income (loss)	(2,730)	(21)	253	—	(2,498)
Long–lived assets	3,639	284	3	—	3,926

1.

Japan was the only country reported in Asia Pacific for the three and six months ended March 31, 2002. Asia Pacific includes Japan, Hong Kong, China, Australia and India in the three and six months ended March 31, 2003.

11.	Accounting for Income Taxes

          At March 31, 2003, the Company had net operating loss carryforwards for Federal and foreign income tax purposes and various tax credits and temporary differences, which expire in varying amounts between 2003 and 2022.  Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the requirements of SFAS No. 109, the Company has established a valuation allowance related to deferred tax assets of approximately $6.5 million and $5.9 million as of March 31, 2003 and September 30, 2002, respectively.

13.

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

Core Technology - SourcePro™ C++

          The Company’s principal product is SourcePro C++. SourcePro C++ is comprised of four products: SourcePro Core, SourcePro DB, SourcePro Net and SourcePro Analysis.  Pricing of the SourcePro C++ products is based on a customer value model, which considers scope of deployment, including operating systems.

Light Weight Enterprise Integration Framework (“LEIF”)

          In December 2002, the Company launched its LEIF product. This product is designed to integrate C++ applications with XML data and Web Services, enabling C++ applications to communicate with .NET and J2EE based applications, both within an enterprise and with external partners or customers.  LEIF employs industry-standard networking, XML and Web Services technologies to expose the functionality of business-critical C++ applications to other disparate application and business processes.  By easing the integration of XML with C++ applications, LEIF allows business-critical systems to work seamlessly with XML documents and communicate using an XML-based data format that spans platforms and languages.  Pricing of the LEIF product considers scope of deployment, including operating systems.

14.

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

Large Scale Object Solutions

          LSOS was a set of technologies the Company developed to target customers with specific needs related to running very high throughput systems deployed against a relational database.  The Company’s first implementation of this technology was an application that the Company developed, in partnership with JPMorgan Chase, known as Global Market Reference Data. The Company planned to market this product to worldwide financial institutions that were facing T+1 compliance requirements.

          Because of global economic uncertainties, which have resulted in significant spending constraints for information technology organizations, and the elimination of the T+1 compliance requirements by the Securities Industry Association, the Company reexamined the marketplace opportunities for the LSOS product.  During the three months ended December 31, 2002, the Company suspended all future investment related to this product line.  Additionally, in connection with overall cost containment initiatives and the uncertainty of the marketplace for these products, the Company terminated its LSOS operations in Southboro, Massachusetts in November 2002 and incurred a related restructuring charge during the quarter ended December 31, 2002.   During the three months ended March 31, 2003, the Company discontinued all marketing and other related activities associated with this product line. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

New Product Initiatives

          The Company is aggressively investigating new product development opportunities that are intended to optimize its current cross-platform expertise, engineering expertise, sales channels and customer base.

Strategic Realignment

Globalization

          During fiscal 2002, Rogue Wave aggressively focused on expansion in EMEA, Asia Pacific and Latin America.  In conjunction with this action and to better align its cost structure with its international business focus, the Company restructured certain areas of its global operations, which resulted in severance related charges of approximately $479,000 in fiscal 2002.

          As part of this 2002 restructuring plan and to better meet the needs of its customers, the Company established three separate regional operations, the Americas, EMEA and Asia Pacific, in an

15.

effort to drive autonomy and greater accountability.  During the second fiscal quarter of 2002, the Company opened an office in Sydney, Australia and increased its resources in other areas of the Asia Pacific and EMEA regions.  Despite the Company’s efforts and investment in expanding its international operations, the Company achieved only minimal success during the subsequent twelve months.  As a result, in April 2003, the Company announced its intention to close its Sydney, Australia and Amsterdam, Netherlands offices during the third quarter of fiscal 2003.

          The Company will continue to develop these regions through combining the remaining direct sales force with strategic partnerships with third party distributors, which the Company continues to establish.  Additionally, as part of the strategy to penetrate international markets, the Company has created a streamlined license and packaging process to be utilized by new distributor channels.  There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.  See “Risk Factors” for additional risk factors associated with the Company’s international operations.

Outlook

          The world economy has experienced a significant slowdown, particularly in the Americas region.  The technology sector, including telecommunications, computer/software and financial services, which represents approximately 75% of the Company’s customer base, has been severely impacted.  Significant information technology spending constraints have resulted, with fewer new project initiations expected in the near term and spending limited to “mission critical” functions.  Additionally, the continued maturation of the Company’s core products coupled with greater focus by our customers on competitive technologies, including Java as well as others, have resulted in further uncertainties.  Finally, while interest in our new products, such as LEIF, has been encouraging, sales have been less than originally anticipated. As a result of these factors, the Company currently anticipates a 26% - 32% decline in fiscal 2003 revenue compared to fiscal 2002 revenue.

          In response, the Company initiated several actions during the first half of fiscal 2003 that were designed to mitigate the adverse financial impact attributable to the factors discussed above.  The Company implemented several cost management initiatives to achieve operating efficiencies, including consolidation of facilities in the U.S. and international operations and through an overall reduction in headcount.  Consolidation activities included termination or relocation of employees at the Company’s Corvallis, Oregon facility to its headquarters in Boulder, Colorado and termination of LSOS development operations in Southboro, Massachusetts.

          These restructuring initiatives resulted in workforce reductions of approximately 100 employees and a charge for restructuring, severance, lease termination, asset impairment, relocation and other related costs of approximately $2.6 million. In addition, during April 2003 the Company announced plans to close two international offices and additional organizational realignments of certain operations in the US.  As a result, the Company anticipates recognizing an additional $1.2 million - $1.4 million in restructuring and severance costs, including certain lease related costs associated with the closure of offices, during the three months ended June 30, 2003.

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

16.

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

          Assuming these revenue recognition criteria are met, revenue from licenses is recognized upon delivery.  Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service periods, which are typically one to three years.  Consulting services, which include training, are not considered essential to the functionality of the other elements of the arrangement.  The revenue allocable to the consulting services is generally recognized as the services are performed.  Revenue from reseller arrangements is recognized on a sell through basis, that is, when persuasive evidence is obtained by the Company that the reseller has sold the products to an end-use customer.  In instances where the Company enters into customized software consulting contracts, the fees are

17.

recognized using the percentage of completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.”

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

          The Company has reported net operating losses for the past several years, in part due to cost restructuring efforts coupled with an overall continued decline in revenue.  As a result, the Company determined that it did not meet the applicable accounting requirements for recognition of deferred tax assets and, during the fourth quarter of fiscal 2002, increased its income tax valuation allowance by approximately $4.3 million through a charge to income.  In the first half of fiscal 2003, the Company incurred a loss and, subsequently, established a valuation allowance equal to the tax benefit estimated for the six months ended March 31, 2003.  If, in the future, the Company were to determine that accounting requirements for the recognition of tax assets are met, the Company would decrease the recorded valuation allowance in the period that such determination is made.  See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

18.

Results of Operations

          The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company’s Condensed Consolidated Statements of Operations.

	Percentage of Total Net Revenue

	Three months ended March 31,		Six months ended March 31,

	2003	2002	2003	2002

Revenue:
License revenue	59%	56%	59%	53%
Service and maintenance revenue	41	44	41	47

Total revenue	100	100	100	100

Cost of revenue:
Cost of license revenue	2	1	2	1
Cost of service and maintenance revenue	8	16	10	16

Total cost of revenue	10	17	12	17

Gross profit	90	83	88	83

Operating expenses:
Product development	20	28	21	28
Sales and marketing	47	45	47	48
General and administrative	11	13	12	13
Restructuring, severance and goodwill amortization	6	4	14	4

Total operating expenses	84	90	94	93

Income (loss) from operations	6	(7)	(6)	(10)
Other income, net	1	2	1	2

Income (loss) before income taxes	7	(5)	(5)	(8)
Income tax expense (benefit)	1	(1)	1	(2)

Net income (loss)	6%	(4)%	(6)%	(6)%

Revenue

          Total revenue for the three and six months ended March 31, 2003 was $8.4 million and $18.0 million, respectively, versus $12.0 and $24.0 million for the three and six months ended March 31, 2002, respectively, representing a decrease of 30% and 25%, respectively.  License revenue for the three and six months ended March 31, 2003 was $4.9 million and $10.7 million, respectively, versus $6.7 million and $12.8 million for the three and six months ended March 31, 2002, respectively, representing a decrease of 27% and 16%, respectively.  The decrease in license revenue is due to the softness in overall demand, resulting primarily from a weakened economy and overall drop in U.S. sales volume for C++ based products.

          Service and maintenance revenue for the three and six months ended March 31, 2003 was $3.5 million and $7.4 million, respectively, versus $5.3 million and $11.2 million for the three and six months ended March 31, 2002, respectively, representing a decrease of 34% in each period.  Because most of our support revenue is recognized over a term of one year, the decrease in service and maintenance revenue was primarily attributable to the overall decline in gross sales during several of the previous quarters, coupled with minimal new consulting contracts.

19.

          See “Strategic Realignment” above for further discussion on the Company’s revenue outlook.

Cost of Revenue

          Cost of license revenue consists primarily of amortization of purchased software, materials, packaging, royalties and freight expense.  Cost of license revenue for the three and six months ended March 31, 2003 was $126,000 and $360,000, respectively, versus $123,000 and $292,000 for the three and six months ended March 31, 2002, respectively, representing an increase of 2% and 23%, respectively.  The increase in costs was primarily the result of an increase in royalties associated with certain technology licensing rights acquired in the latter half of fiscal 2002.

          Cost of service and maintenance revenue consists primarily of personnel related and facilities costs incurred in providing customer support and training services as well as third party costs incurred in providing training and consulting services.  Cost of service and maintenance revenue for the three and six months ended March 31, 2003 was $713,000 and $1.8 million, respectively, versus $1.9 million and $3.9 million for the three and six months ended March 31, 2002, respectively, representing a decrease of 62% and 54%, respectively. This decrease was due primarily to staff reductions resulting from cost management actions instituted during the last several quarters and a decline in the utilization of third-party consulting services.  The Company expects that the cost of such revenue will decline as a percentage of total revenue in fiscal 2003.

Operating Expenses

          Product development expenses for the three and six months ended March 31, 2003 was $1.7 million and $3.8 million, respectively, versus $3.4 million and $6.6 million for the three and six months ended March 31, 2002, respectively, representing a decrease of 50% and 42%, respectively.  As a percent of revenue, product development expense for the three and six months ended March 31, 2003 was 20% and 21%, respectively, versus 28% for both the three and six months ended March 31, 2002, respectively.  The overall decrease in product development expense during the three and six months ended March 31, 2003 was primarily attributable to the consolidation of development and information technology functions in the first fiscal quarter of 2003.  These actions included the closure of the LSOS operations in Southboro, Massachusetts in November 2002 and the reduction of the staff in Corvallis, Oregon by approximately 75%, in part as a result of the relocation of certain functions to Boulder, Colorado as well as streamlining certain processes.  Although the Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase, the Company believes such expenses will increase only slightly as a percentage of total revenue for fiscal 2003.  All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred.

          Sales and marketing expenses for the three and six months ended March 31, 2003 were $4.0 million and $8.5 million, respectively, versus $5.4 million and $11.4 million for the three and six months ended March 31, 2002, respectively, representing a decrease of 26% and 25%, respectively.  As a percentage of total revenue, sales and marketing expenses were 47% for both the three and six months ended March 31, 2003, respectively, versus 45% and 48% for the three and six months ended March 31, 2002, respectively.  The decrease in sales and marketing expense is due to the decrease in sales and marketing personnel and related costs associated with the implementation of cost containment programs coupled with the overall decrease in sales.  The Company expects that sales and marketing expenses will remain stable as a percentage of total revenue for fiscal 2003.

20.

          General and administrative expenses for the three and six months ended March 31, 2003 were $960,000 and $2.1 million, respectively, versus $1.6 million and $3.2 million for the three and six months ended March 31, 2002, respectively, representing a decrease of 40% and 34%, respectively.  The decreases are due primarily to a reduction in personnel as a result of the cost containment programs instituted in fiscal 2002 and in the first half of fiscal 2003.  Additionally, during the three months ended March 31, 2003, the Company determined that a previously established reserve of approximately $153,000 related to certain employee bonuses was no longer expected to be paid; therefore, such amount was reversed, which served to reduce general and administrative expense in the second quarter of fiscal 2003. General and administrative expenses are not expected to vary significantly as a percentage of total revenue for fiscal 2003.

          The Company recognized restructuring, relocation and asset impairment expenses totaling $482,000 and $2.6 million during the three and six months ended March 31, 2003, respectively.  During the six months ended March 31, 2003, the Company incurred employee severance of $1.6 million, executive severance of $333,000, site closure costs of $404,000, relocation costs of $177,000, an LSOS asset impairment and contract termination net benefit of $16,000 and other related costs of $74,000 associated with the consolidation of facilities in the Americas, EMEA and Asia Pacific and the streamlining of operating functions.  See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements. These actions resulted in an overall personnel reduction of 50% as of March 31, 2003 compared to March 31, 2002, and are expected to reduce fiscal 2003 expenses from fiscal 2002 by approximately $13.4 million.

          The Company recognized severance and goodwill expenses totaling approximately $1.0 million during the six months ended March 31, 2002.  The Company incurred severance of $617,000 for the termination of three senior managers, severance of $352,000 for a strategic realignment and approximately $76,000 related to goodwill amortization.

Other Income, Net

          Other income for the three and six months ended March 31, 2003 was $22,000 and $115,000, respectively, versus $214,000 and $474,000 for the three and six months ended March 31, 2002, respectively, representing a decrease of 90% and 76%, respectively.  Other income primarily consists of interest income on the Company’s cash, cash equivalents and short-term investments. The decrease in other income is primarily due to a decrease in investment yield, specifically corporate notes and commercial paper, during the current fiscal period as compared to the same fiscal period last year.

Income Tax Expense

          Income taxes for the three and six months ended March 31, 2003 are provided during interim periods based on the expected tax rate for the year.  The provision for income taxes for the three and six months ended March 31, 2003 was 9.2% and 10.4%, respectively.  Income tax expense recognized during these periods relates primarily to state and foreign income taxes that the Company expects to pay.  The Company increased its valuation allowance on the deferred tax assets generated during the three and six months ended March 31, 2003 as a result of uncertainties associated with future realization.  Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the requirements of SFAS No. 109, the Company has recorded, as of March 31, 2003, a $6.5 million valuation allowance against certain deferred tax assets. The Company will continue to record very

21.

minimal tax benefit or expense until at least four consecutive quarters of profitability have been achieved.

Liquidity and Capital Resources

          As of March 31, 2003, the Company had cash, cash equivalents and short-term investments of $25.6 million.  Net cash used in operating activities was $2.0 million during the six months ended March 31, 2003 compared to $2.9 million used in operating activities during the six months ended March 31, 2002.  The overall decrease in the use of cash in operating activities was primarily attributable to a decrease in deferred revenue when compared to the same period in fiscal 2002 and a decrease in the Company’s net deferred tax asset, when compared to fiscal 2002.

          During the six months ended March 31, 2003 and 2002, the Company’s investing activities consisted primarily of purchases of equipment and purchases and maturities of short-term investments.  In the six months ended March 31, 2003, the Company had maturities of $11.8 million in short-term investments and purchased $6.1 million in short-term investments and $30,000 in equipment, resulting in net cash provided by investing activities of $5.7 million.  This compared to net cash used in investing activities of $1.2 million in the six months ended March 31, 2002.

          Net cash used in financing activities during the six months ended March 31, 2003 was $1.1 million, primarily as a result of the Company purchasing its common stock, offset, in part, by the proceeds from the Employee Stock Purchase Plan and exercise of stock options.  In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its common stock.  For the six months ended March 31, 2003, the Company repurchased 574,000 shares for $1.2 million, at prices ranging from $1.72 - $2.67 per share.  Since September 2001, the Company has purchased approximately 1.4 million shares, for approximately $3.4 million at prices ranging from $1.72 - $3.65 per share.

          The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the twelve months following March 31, 2003.  See “Risk Factors.”

          In the future, the Company’s capital purchases will relate primarily to replacement of computer equipment and are not expected to be significant.

          The Company leases certain equipment and office space through noncancelable operating lease arrangements that require future cash payments.  The table below summarizes these future obligations (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Leases	$3,613	$1,715	$1,557	$341	$—

22.

Risk Factors

          In evaluating the Company’s business, investors should carefully consider the following factors in addition to the other information presented in this report.

Our future operating results are difficult to predict and actual financial results may vary from our expectations, which could have an adverse effect on our stock price.

          Our future operating results are difficult to predict due to a variety of factors, many of which are outside of our control.  These factors include:

•	overall economic conditions of the U.S. and the rest of the world;
•	overall economic conditions in the software and information systems, telecommunications, financial services and defense industries;
•	the demand for our products and services;
•	the level of product and price competition;
•	the size, type and timing of individual license transactions;
•	the delay or deferral of customer implementations;
•	our success in expanding our direct sales force and indirect distribution channels;
•	timing of new product introductions and product enhancements;
•	levels of international sales;
•	obsolescence of our products or the programming languages that our products are designed to enhance;
•	changes in our pricing policy or that of our competitors;
•	publication of opinions about us, our products and object-oriented and infrastructure component technology by industry analysts;
•	our ability to retain key employees and hire new employees;
•	our ability to develop and market new products and control costs; and
•	our ability to effectively deploy our new strategy, including our current business model.

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

23.

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

          We distribute our products primarily through direct sales channels, which are subject to a variable sales cycle.  The purchase of products is often an enterprise-wide decision and may require the sales person to provide a significant level of education to prospective customers regarding the use and benefits of our products.  For these and other reasons, the sales cycle associated with the sale of our products typically ranges from two to six months and is subject to a number of significant delays over which we have little or no control.  As a result, quarterly revenue and operating results are variable and are difficult to forecast, and we believe that period-to-period comparisons of quarterly revenue are not necessarily meaningful and should not be relied upon as an indicator of future revenue.

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

24.

Doing business outside the United States involves numerous factors that could negatively affect our financial results.

          A significant portion of our revenue is derived from international sources.  To service the needs of our international customers, we must provide worldwide product support services.  We have expanded our international operations and plan to enter additional international markets.  This will require significant management attention and financial resources that could adversely affect our operating margins and earnings.  We may not be able to maintain or increase international market demand for our products.  If we do not, our international sales will be limited, and our business, operating results and financial condition could be materially and adversely affected.

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

25.

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

          Our products target the markets for C++ components and development focused integration products.  Direct competitors in the C++ components market include ILOG, several privately held companies and Open Source offerings.  Direct competitors in the development focused integration products market include large vendors like IBM, BEA and Borland, as well as a number of smaller public and privately held companies.  IBM and BEA are particularly strong competitors as they occupy leadership positions in this market and have significantly greater resources, name recognition and larger installed bases of customers than Rogue Wave.

          Software applications can also be developed using components and programming tools in languages other than C++, including Java and Microsoft .NET languages such as Visual Basic .NET and C#.  Companies that provide components and tools for these languages include Microsoft, Borland and Oracle.  These companies have significantly greater resources, name recognition and larger installed bases of customers than Rogue Wave and have established relationships with current and potential customers.  They may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sales of their products than Rogue Wave can.

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

26.

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

          As of March 31, 2003, the Company had short-term investments of $12.0 million, which are classified as held to maturity and are carried at their amortized cost.  All investments have acquired maturities of less than 360 days.  Short-term investments consist primarily of high credit and highly

27.

liquid corporate notes and commercial paper.  A reduction in overall interest rates would not have a material affect on the fair value of the investments or the financial position of the Company.

          Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency.  In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro.  The Company does not enter into any derivative transactions for speculative purposes.  The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company’s assets, obligations and projected results of operations denominated in foreign currencies.  Based on the Company’s overall foreign currency rate exposure at March 31, 2003, movements in foreign currency rates would not materially affect the financial position of the Company.  At December 31, 2003, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $1.1 million.  See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 4. – CONTROLS AND PROCEDURES

          Based on their evaluation of the Company’s disclosure controls and procedures (as defined by Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report, the Company’s Chief Executive Officer and Corporate Controller have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  Because there were no significant deficiencies or material weaknesses in these controls, no corrective actions were taken with respect to them.

28.

PART II – OTHER INFORMATION

ITEM 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company’s Annual Meeting of Stockholders was held on February 14, 2003 (the “Annual Meeting.”)

(b)	The following matters were voted upon at the Annual Meeting:

i.

The first matter related to the election of five director nominees, John Floisand, Thomas M. Atwood, Louis C. Cole, Margaret M. Norton and Marc H. Sternfeld as directors of the Company to serve until the next annual meeting of stockholders.  The votes cast and withheld for such nominees were as follows:

Names	For	Withheld	Broker Non-Votes

John Floisand	7,816,672	52,333	2,283,047
Thomas M. Atwood	7,817,875	51,130	2,283,047
Louis C. Cole	7,818,136	50,869	2,283,047
Margaret M. Norton	7,818,625	50,380	2,283,047
Marc H. Sternfeld	7,817,436	51,569	2,283,047

ii.

The second matter related to the ratification of the appointment of the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending September 30, 2003.  7,815,757 votes were cast for ratification, 49,217 votes were cast against ratification, 4,031 were abstentions and there were 2,283,047 broker non-votes.

Based on these reporting results, each director nominated was elected and the appointment of KPMG LLP as the independent auditors of the Company for its fiscal year ending September 30, 2003 was ratified.

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K:

On January 6, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission, related to the Company’s stockholder rights plan.

29.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGUE WAVE SOFTWARE, INC.
(Registrant)

Date: May 12, 2003	/s/ KATHLEEN E. BRUSH

KATHLEEN E. BRUSH PRESIDENT AND CHIEF EXECUTIVE OFFICER

30.

I, Kathleen E. Brush, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rogue Wave Software, Inc.;

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

May 12, 2003	/s/ KATHLEEN E. BRUSH

Kathleen E. Brush President and Chief Executive Officer

31.

I, Teresa S. Madden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Rogue Wave Software, Inc.;

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

May 12, 2003	/s/ TERESA S. MADDEN

Teresa S. Madden Corporate Controller

32.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

2.1(1)	Agreement and Plan of Reorganization between Registrant, Inmark Development Corporation and RW Acquisitions, Inc. dated as of September 19, 1995.

2.2(1)	Agreement and Plan of Merger between the Registrant and Rogue Wave Software, Inc., an Oregon corporation, dated November 21, 1996.

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

10.1(7)	Registrant’s 1996 Equity Incentive Plan.

10.2(8)	Amended and Restated Employee Stock Purchase Plan, dated June 6, 1996, as amended January 25, 2000.

10.3(1)	Form of Indemnity Agreement to be entered into between the Registrant and its officers and directors.

10.12(9)	1997 Equity Inventive Plan, as amended on January 18, 2001.

10.13(10)	Separation & Release Agreement between Registrant and John D. Iacobucci, dated October 9, 2001.

10.14(11)	Separation & Release Agreement between Registrant and James M. Smith, dated January 7, 2002.

10.15(12)	Home Loan Agreement between Registrant and John Floisand, dated June 5, 2002.

10.16(12)	Separation & Release Agreement between Registrant and David A. Rice, dated April 25, 2002.

33.

10.17(13)	Separation & Release Agreement between Registrant and Marc Manley, dated October 7, 2002.

10.18(13)	Separation & Release Agreement between Registrant and Charles M. O’Neill dated November 12, 2002.

10.19(14)	Separation & Release Agreement between Registrant and John Floisand dated March 24, 2003.

10.20(14)	Separation & Release Agreement between Registrant and John A. Racioppi dated April 14, 2003.

99.1(14)	Certification of Kathleen E. Brush.

99.2(14)	Certification of Teresa S. Madden.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form SB- 2, as amended (No. 333 -13517)

(2)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(3)	Filed as Exhibit 2.1 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(4)	Filed as Exhibit 2.2 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(5)	Filed as Exhibit 4.1 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(6)	Filed as an Exhibit to the Registrant’s Form 8-K dated March 1, 1999 and filed on March 9, 1999.

(7)	Filed as an Exhibit to the Registrant’s Proxy Statement on Schedule 14A and filed on December 10, 1998.

(8)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 1999.

(9)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2000.

(10)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2001.

(11)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002.

(12)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002.

(13)	Filed as an Exhibit to the Registrant’s annual report on Form 10-K for the year ended September 30, 2002.

(14)	Filed herewith.

34.