Form 10-Q
period 2003-06-30
ROGUE WAVE SOFTWARE INC /OR/
filed 2003-08-13
CIK 1023184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2003

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

YES ☒	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003

Common Stock, $0.001 par value	10,217,192

ROGUE WAVE SOFTWARE, INC.
FORM 10-Q

2.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	June 30, 2003	September 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$16,704	$10,525
Short-term investments	12,094	17,731
Accounts receivable, net	6,266	8,144
Prepaid expenses and other current assets	582	641
Income tax receivable	8	1,416

Total current assets	35,654	38,457
Furniture, fixture, and equipment, net	1,274	2,933
Intangibles, net	169	467
Other assets, net	644	1,085

Total assets	$37,741	$42,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$331	$137
Accrued expenses	3,527	4,961
Deferred revenue	6,918	9,102

Total current liabilities	10,776	14,200
Stockholders’ equity:
Common stock	10	10
Additional paid-in capital	41,538	42,045
Treasury stock	(2,588)	(1,652)
Deferred compensation	—	(449)
Accumulated deficit	(12,429)	(11,325)
Accumulated other comprehensive income	434	113

Total stockholders’ equity	26,965	28,742

Total liabilities and stockholders’ equity	$37,741	$42,942

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

3.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,

	2003	2002	2003	2002

Revenue:
License revenue	$3,880	$5,395	$14,535	$18,185
Service and maintenance revenue	3,405	4,659	10,768	15,846

Total revenue	7,285	10,054	25,303	34,031
Cost of revenue:
Cost of license revenue	80	231	439	523
Cost of service and maintenance revenue	487	1,289	2,322	5,210

Total cost of revenue	567	1,520	2,761	5,733

Gross profit	6,718	8,534	22,542	28,298
Operating expenses:
Product development	1,307	2,892	5,060	9,497
Sales and marketing	2,913	5,603	11,431	17,031
General and administrative	917	1,204	3,028	4,387
Restructuring, severance and goodwill amortization	1,546	270	4,123	1,315

Total operating expenses	6,683	9,969	23,642	32,230

Income (loss) from operations	35	(1,435)	(1,100)	(3,932)
Other income (loss), net	2	(104)	117	370

Income (loss) before income taxes	37	(1,539)	(983)	(3,562)
Income tax expense (benefit)	15	(517)	121	(1,100)

Net income (loss)	$22	$(1,022)	$(1,104)	$(2,462)

Basic and diluted income (loss) per share	$0.00	$(0.10)	$(0.11)	$(0.23)

Shares used in basic per share calculation	9,966	10,643	10,091	10,717
Shares used in diluted per share calculation	10,006	10,643	10,091	10,717
Net income (loss)	$22	$(1,022)	$(1,104)	$(2,462)
Other comprehensive loss:
Foreign currency translation gain (loss)	(26)	640	321	350

Total comprehensive loss	$(4)	$(382)	$(783)	$(2,112)

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these statements.

4.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended June 30,

	2003	2002

Cash flows provided by (used in) operating activities:
Net loss	$(1,104)	$(2,462)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,685	2,894
Loss on disposal of assets	96	63
Deferred income taxes	—	(218)
Amortization of deferred compensation	89	—
Changes in assets and liabilities:
Accounts receivable	2,287	509
Prepaid expenses, income tax receivable and other current assets	1,424	(204)
Other noncurrent assets	808	(948)
Accounts payable and accrued expenses	(1,639)	(1,719)
Deferred revenue	(2,469)	(1,887)

Net cash provided by (used in) operating activities	1,177	(3,972)

Cash flows provided by (used in) investing activities:
Maturities of short-term investments	18,097	—
Purchase of short-term investments	(12,460)	(362)
Purchase of equipment	(82)	(943)

Net cash provided by (used in) investing activities	5,555	(1,305)

Cash flows used in financing activities:
Net proceeds from exercise of stock options	41	22
Net proceeds from Employee Stock Purchase Plan	73	191
Treasury stock purchases	(1,196)	(1,658)

Net cash used in financing activities	(1,082)	(1,445)

Effect of exchange rate changes on cash and cash equivalents	529	(411)

Net change in cash and cash equivalents	6,179	(7,133)
Cash and cash equivalents at beginning of period	10,525	17,047

Cash and cash equivalents at end of period	$16,704	$9,914

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

     The Company has stock option plans for employees and directors that provide for the granting of incentive and nonqualified stock options.  Under the plans, options are granted at an exercise price equal to the fair market value of the underlying common stock at the date of grant, and may be exercisable for up to 10 years.  The Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option plans, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 148.  Accordingly, no compensation cost has been recognized for its stock option plans.  Assuming the compensation cost for the Company’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair-value methodology of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following amounts (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Reported net income (loss)	$22	$(1,022)	$(1,104)	$(2,462)
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	152	636	757	2,030

Pro forma net loss	$(130)	$(1,658)	$(1,861)	$(4,492)

Reported basic and diluted income (loss) per share	$0.00	$(0.10)	$(0.11)	$(0.23)

Pro forma basic and diluted loss per share	$(0.01)	$(0.16)	$(0.18)	$(0.42)

6.

The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used and the estimated fair values are as follows:

Year of Grant	Risk Free Interest Rate	Expected Life of Option in Years	Expected Dividend Yield	Expected Stock Volatility

FY 2003	2.53%	5.00	0.00%	67.96%
FY 2002	3.13%	5.00	0.00%	55.38%

The following table summarizes stock option activity (in thousands, except per share data):

	Shares	Weighted avg. price per share

Outstanding options at September 30, 2001	3,914	$5.57
Granted	2,487	2.99
Exercised	(8)	0.15
Canceled	(1,160)	4.98

Outstanding options at September 30, 2002	5,233	4.48
Granted	28	1.78
Exercised	(9)	0.43
Canceled	(762)	3.99

Outstanding options at December 31, 2002	4,490	4.55
Granted	536	2.24
Exercised	(15)	0.40
Canceled	(1,393)	4.71

Outstanding options at March 31, 2003	3,618	4.16
Granted	22	2.50
Exercised	(15)	2.11
Canceled	(865)	3.73

Outstanding options at June 30, 2003	2,760	$4.29

     Options vested and exercisable were 1.9 million shares at June 30, 2003.  Price ranges and weighted average characteristics of outstanding stock options at June 30, 2003 were as follows (share data in thousands):

	Outstanding Options			Exercisable Options

Exercise Price	Shares	Remaining life (years)	Weighted avg. price	Shares	Weighted avg. price

$0.15-$2.68	1,137	9.1	$2.40	346	$2.36
$2.80-$5.13	696	7.6	$4.05	635	$4.09
$5.31-$7.88	702	7.0	$5.65	698	$5.64
$8.00-$17.00	225	4.9	$10.41	220	$10.43

	2,760	7.8	$4.29	1,899	$5.08

3.	Revenue Recognition

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

7.

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

     Revenue from reseller arrangements is recognized on a sell through basis, that is, when persuasive evidence is obtained by the Company that the reseller has sold the products to an end-use customer.  In instances where the Company enters into customized software consulting contracts, the fees are recognized using the percentage of completion method of contract accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.”  The Company generally provides a 30 day right of return policy for software sales.  The allowance for returns was $363,000 and $393,000 at June 30, 2003 and 2002, respectively.

4.	Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable.  The counter parties to the agreements relating to the Company’s cash equivalents and short-term investments consist of various major corporations and financial institutions of high credit standing.  The Company’s receivables are derived primarily from the sales of software products and services to customers in diversified industries as well as distributors in the U.S. and foreign markets.  As of June 30, 2003, the accounts receivable balance was $7.5 million, before allowance for doubtful accounts and sales returns, which total $1.2 million.  One customer accounted for 20% of the gross accounts receivable balance at June 30, 2003.  This customer accounted for 1% of the Company’s total revenue for the three months ended June 30, 2003 and 6% of total revenue for the nine months ended June 30, 2003.  There were no customers that accounted for 10% or more of revenue for the three and nine months ended June 30, 2002.  International revenue was approximately 30% and 32% of the Company’s total revenue for the quarters ended June 30, 2003 and 2002, respectively.  International revenue was approximately 30% and 28% of the Company’s total revenue for the nine months ended June 30, 2003 and 2002, respectively.

5.	Basic and Diluted Income (Loss) Per Share

     Basic income (loss) per share for the three and nine months ended June 30, 2003 and 2002 is computed on the basis of the weighted average number of common shares outstanding.  Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method unless the impact is anti-dilutive.  The difference between basic income (loss) per share and diluted income (loss) per share is due to the effect of outstanding stock options.  For the three months ended June 30, 2003, the dilutive effect of outstanding options was 40,000 shares.  As a result of the net loss incurred for the three months ended June 30, 2002 and the nine months ended June 30, 2003 and 2002, all options are anti-dilutive and, accordingly, the number of shares used in computing the basic and diluted shares is the same.  During the three months ended June 30, 2002 and nine months ended June 30, 2003 and 2002, options to acquire approximately 70,000, 30,000 and 56,000 shares, respectively, calculated using the “treasury stock method”, were excluded from the calculation because of their anti-dilutive effect.  The Company had approximately 2.8 million and 4.8 million options outstanding at June 30, 2003 and 2002, respectively, of which approximately 1.1 million and 93,000, respectively, were considered “in the money”.

8.

Calculation of basic and diluted income (loss) per share is as follows (in thousands, except per share data):

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Numerator:
Net income (loss)	$22	$(1,022)	$(1,104)	$(2,462)

Denominator:
Historical common shares outstanding for basic and diluted income (loss) per share at beginning of period	9,973	10,646	10,481	11,090
Weighted average number of common equivalent shares purchased during the period	(11)	(3)	(430)	(373)
Weighted average number of common equivalent shares issued during the period	4	—	40	—

Denominator for basic net income (loss) per share - weighted average shares	9,966	10,643	10,091	10,717

Incremental common shares attributable to shares issuable under equity incentive plans (treasury stock method)	40	—	—	—

Denominator for diluted net income (loss) per share – weighted average shares	10,006	10,643	10,091	10,717

Basic and diluted income (loss) per share	$0.00	$(0.10)	$(0.11)	$(0.23)

6.	Common Stock Repurchases

     In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of the lesser of $5.0 million or 2.5 million shares of its common stock.  During the nine months ended June 30, 2003, the Company repurchased 585,000 shares for $1.2 million at prices ranging from $1.72 - $2.67 per share.  Since September 2001, the Company has purchased approximately 1.4 million shares for approximately $3.4 million at prices ranging from $1.72 - $3.65 per share.

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

8.	Restructuring, Severance, Relocation, Asset Impairment and Goodwill Amortization

First Quarter 2003 Restructuring

     During the first quarter of fiscal 2003, Rogue Wave initiated several actions designed to mitigate the adverse financial impact attributable to the overall weakness in the world economy.  The Company implemented several cost reduction initiatives to achieve operating efficiencies, including consolidation of facilities in the U.S. and international operations.  Consolidation activities included termination of employees at the Company’s Corvallis, Oregon facility and discontinuance of Large Scale Object Solutions (“LSOS”) development operations in Southboro, Massachusetts as a result of anticipated reduced market demand for LSOS products.  As a part of the consolidation of facilities, during the three months ended December 31, 2002, the Company recognized a restructuring charge of $1.7 million, related primarily to severance costs associated with the termination of approximately 75 employees as well as certain site closure costs, including those related to facility lease costs. The Company revised its estimate of the initial restructuring costs by $4,000 in the second quarter of fiscal 2003, as actual severance costs were slightly less than originally anticipated.  These actions are expected to reduce fiscal 2003 operating expenses, as compared to fiscal 2002, by approximately $11.0 million.  The remaining liability associated with these actions of $111,000 at June 30, 2003 is expected to be paid by the end of fiscal year 2003.

The following table summarizes restructuring costs by primary component and related reserve at June 30, 2003 (in thousands):

	Employee Severance & Related	Site Closure Costs	Other	Total

Consolidation costs incurred in the three months ended December 31, 2002	$1,239	$404	$70	$1,713
Cash paid	(986)	—	—	(986)

Balance at December 31, 2002	253	404	70	727
Cash paid	(233)	(146)	(74)	(453)
Adjustments for revised estimates	(8)	—	4	(4)

Balance at March 31, 2003	12	258	—	270
Cash paid	(12)	(147)	—	(159)

Balance at June 30, 2003	$—	$111	$—	$111

Second Quarter 2003 Cost Reduction Initiatives

     In the second quarter of fiscal 2003, the Company implemented additional cost reduction measures that resulted in workforce reductions of 24 employees.  As a result of these actions, the Company recognized a severance charge of approximately $374,000.  The Company revised its original estimate of the severance costs by $3,000 in the third quarter of fiscal 2003, as actual severance costs were less than anticipated. These actions are expected to reduce fiscal 2003 operating expenses, as compared to fiscal 2002, by approximately $2.4 million.

10.

The following table summarizes restructuring costs at June 30, 2003 (in thousands):

Employee Severance & Related

Employee reduction costs incurred during the three months ended March 31, 2003	$374
Cash paid	(349)

Balance at March 31, 2003	25
Cash paid	(22)
Adjustments for revised estimates	(3)

Balance at June 30, 2003	$—

Third Quarter 2003 Strategic Realignment

     In response to the continuing sluggish economy and change in product strategy, the Company realigned certain U.S. operations and closed its Sydney, Australia and Amsterdam, Netherlands offices in the third quarter of fiscal 2003.  As a result of these cost reduction actions, the Company recognized a restructuring charge of approximately $1.4 million, related primarily to severance costs associated with the termination of approximately 39 employees as well as certain site closure costs, including those related to facility lease costs. These actions are expected to reduce fiscal 2003 operating expenses, as compared to fiscal 2002, by approximately $3.9 million.  The remaining accrued balance of $689,000 at June 30, 2003, is expected to be paid by December 31, 2003.

The following table summarizes restructuring costs by primary component and related reserve at June 30, 2003 (in thousands):

	Employee Severance & Related	Site Closure Costs	Other	Total

Consolidation costs incurred in the three
months ended June 30, 2003	$786	$572	$37	$1,395
Cash paid	(660)	(9)	(37)	(706)

Balance at June 30, 2003	$126	$563	$—	$689

Relocation

     As described above, the Company consolidated certain operations in the U.S. and international facilities in the first quarter of fiscal 2003 to achieve cost reductions and streamline operations.  The Company relocated certain development and information technology functions from the Company’s Corvallis, Oregon facility to its headquarters in Boulder, Colorado.  As a result of the consolidation, the Company recognized a relocation expense of $217,000 during the three months ended December 31, 2002.  In the second quarter of fiscal 2003, the Company adjusted these costs, which resulted in a less than anticipated cost of $40,000.  In the third fiscal quarter of fiscal 2003, the Company finalized these costs and recognized an additional $10,000 of expense.

Asset Impairment

     The Company incurred an asset impairment charge of $165,000 during the three months ended December 31, 2002.  The asset impairment charge resulted primarily from the closure of its Southboro, Massachusetts’s facility and was related to software, furniture and fixtures.  During the three months ended June 30, 2003, the Company incurred an additional asset impairment charge of $44,000 for other software, furniture and fixtures as a result of the closure of its Amsterdam, Netherlands office.

11.

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

Other Severance Charges

     During the nine months ended June 30, 2002, the Company terminated the employment of certain senior managers.  As a result, the Company recognized approximately $505,000 and $112,000 in severance costs in the first and second quarters of fiscal 2002, respectively.  During the second and third quarters of fiscal 2003, the employment of three Company executives was terminated, which resulted in severance costs of approximately $333,000 and $100,000, respectively.

Strategic Realignment - 2002

     During the second quarter of fiscal year 2002, the Company announced a realignment of its corporate strategy to include a focused expansion in Europe, Middle East, Eastern Europe and Africa (“EMEA”), Asia Pacific and Latin America.  In conjunction with this action and to better align its cost structure with its then new international business focus, on March 29, 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in severance related charges of approximately $352,000 during that period.  All severance expenses were paid in the third quarter of fiscal 2002.

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

12.

     The notional amount of foreign exchange contracts outstanding at June 30, 2003 was $2.1 million with a derivative related fair value of $73,000.  The fair value of the forward contracts is estimated based on quoted exchange rates at June 30, 2003.  The effective or unrealized gain related to the outstanding contracts at June 30, 2003 was $121,000 and the unrealized loss related to the outstanding contracts at June 30, 2002 was $73,000.  Also during the nine months ended June 30, 2003 and 2002, certain foreign currency contracts matured resulting in a net loss of $3,000 and a net gain of $4,000, respectively, of which a gain of $2,000 and $0 was recognized in the third quarters of fiscal 2003 and 2002, respectively.

10.	Worldwide Operations

Revenue by geographic area for the three months ended June 30, 2003 and 2002 was 70% and 68% in the Americas, 28% and 29% in EMEA, and 2% and 3% in Asia Pacific, respectively.

Information regarding worldwide operations is as follows (in thousands):

	Americas	EMEA	Asia[1] Pacific	Eliminations	Total

June 30, 2003, and for the quarter then ended:
Revenue to unaffiliated customers	$5,093	$2,023	$169	$—	$7,285
Intercompany transfers	1,307	—	—	(1,307)	—

Net revenue	6,400	2,023	169	(1,307)	7,285
Operating income (loss)	1,458	(1,143)	(280)	—	35
Long–lived assets	1,058	201	15	—	1,274
June 30, 2002, and for the quarter then ended:
Revenue to unaffiliated customers	$6,837	$2,940	$277	$—	$10,054
Intercompany transfers	1,193	—	—	(1,193)	—

Net revenue	8,030	2,940	277	(1,193)	10,054
Operating income (loss)	(1,362)	359	(432)	—	(1,435)
Long–lived assets	3,133	326	13	—	3,472

1.

Japan was the only country reported in Asia Pacific for the three months ended June 30, 2002. Asia Pacific includes Japan, Hong Kong, China, Australia and India in the three months ended June 30, 2003.

13.

Revenue by geographic area for the nine months ended June 30, 2003 and 2002 was 70% and 72% in the Americas, 23% and 23% in EMEA, and 7% and 5% in Asia Pacific, respectively.

Information regarding worldwide operations is as follows (in thousands):

	Americas	EMEA	Asia[1] Pacific	Eliminations	Total

June 30, 2003, and for the nine months then ended:
Revenue to unaffiliated customers	$17,696	$5,933	$1,674	$—	$25,303
Intercompany transfers	4,501	604	—	(5,105)	—

Net revenue	22,197	6,537	1,674	(5,105)	25,303
Operating income (loss)	1,041	(1,729)	(412)	—	(1,100)
Long–lived assets	1,058	201	15	—	1,274
June 30, 2002, and for the nine months then ended:
Revenue to unaffiliated customers	$24,599	$7,872	$1,560	$—	$34,031
Intercompany transfers	3,410	—	—	(3,410)	—

Net revenue	28,009	7,872	1,560	(3,410)	34,031
Operating income (loss)	(4,163)	339	(108)	—	(3,932)
Long–lived assets	3,133	326	13	—	3,472

1.	Japan was the only country reported in Asia Pacific for the nine months ended June 30, 2002. Asia Pacific includes Japan, Hong Kong, China, Australia and India in the nine months ended June 30, 2003.

11.	Income Taxes

     At June 30, 2003, the Company had net operating loss carryforwards for federal and foreign income tax purposes and various tax credits and temporary differences, which expire in varying amounts between 2003 and 2022.  Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the requirements of SFAS No. 109, the Company has established a valuation allowance related to deferred tax assets of approximately $6.9 million and $5.9 million as of June 30, 2003 and September 30, 2002, respectively.

12.	New Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting for certain

14.

financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  Further, SFAS No. 150 requires disclosure regarding the terms of those instruments effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  Management does not believe adoption of this statement will have a material impact on the Company’s financial position, results of operations or cash flows.

15.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  These forward-looking statements may relate to, but are not limited to, revenues, cash flows, earnings, costs, strategy, demand for our products, market and technological trends in the software industry, effective tax rates, interest rates, foreign currency exchange rates and various economic and business trends.  Generally, you can identify forward-looking statements by the use of words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “goal,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue” and similar expressions or the negative or other variations thereof.  The Company’s actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section “Risk Factors” and “Business” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  The following discussions should be read in conjunction with our condensed consolidated financial statements and the notes thereto.

The Rogue Wave Strategy and Business Model

          Rogue Wave Software develops, markets and supports object-oriented software technology.  Rogue Wave’s strategic objective is to provide technology and services that allow customers to maximize productivity when building software solutions to address their business requirements.

          The Company markets its products primarily through its direct sales force and an indirect channel consisting of original-equipment-manufacturers, value added resellers, dealers and distributors.  The Company makes certain of its products available for sale and distribution over the Internet.  Revenue through this channel has not been significant to date, and there can be no assurance that the Company will be successful in marketing its products through this channel.

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

16.

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

          Because of global economic uncertainties, which have resulted in significant spending constraints for information technology organizations, and the postponement of the T+1 compliance requirements by the Securities Industry Association, the Company reexamined the marketplace opportunities for the LSOS product.  During the three months ended December 31, 2002, the Company suspended all future investment related to this product line.  Additionally, in connection with overall cost containment initiatives and the uncertainty of the marketplace for these products, the Company terminated its LSOS operations in Southboro, Massachusetts in November 2002 and incurred a related restructuring charge during the quarter ended December 31, 2002.   The Company has also discontinued all marketing and other related activities associated with this product line. See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

New Product Initiatives

          Since the first quarter of fiscal 2003, the Company has been aggressively investigating new product development opportunities that are intended to leverage its current cross-platform expertise, application development expertise, sales channels and customer base.  Based on the extensive research conducted through the third quarter of fiscal 2003, the Company announced its plans to create products that facilitate application development in a service-based architecture.  In a service-based architecture, the goal is to create the functionality of a full-scale application, traditionally provided in a monolithic architecture, from an amalgam of smaller applications.  These smaller applications are individually wrapped in a network layer and are invoked as services.  In this respect they function like reusable components.  When these services are connected or orchestrated, they function like a full-scale application but they are much more flexible and they can be easily modified and enhanced.  Another

17.

benefit of a service-based architecture is the ability to connect new and old applications written in different languages and built on different platforms.  Currently, the Company sells LEIF, a product that facilitates the development of service-based architectures by creating Web services that can connect C++ applications to Java/J2EE and .NET applications.  The Company plans to deliver significant enhancements to LEIF and also to introduce an additional new product in calendar year 2004.  Both of these initiatives target facilitating the creation of applications for a service-based architecture.

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

          As part of this 2002 restructuring plan and to better meet the needs of its customers, the Company established three separate regional operations, the Americas, EMEA and Asia Pacific, in an effort to drive autonomy and greater accountability.  During the second fiscal quarter of 2002, the Company opened an office in Sydney, Australia and increased its resources in other areas of the Asia Pacific and EMEA regions.  Despite the Company’s efforts and investment in expanding its international operations, the Company achieved only minimal success during the subsequent 12 months.  As a result, the Company closed its Sydney, Australia and Amsterdam, Netherlands offices during the third quarter of fiscal 2003.  Currently, Rogue Wave has not announced plans to close additional international offices.  However, the Company continually evaluates its international presence, which could result in future office closures.

          The Company will continue to develop these regions through strategic partnerships with third party distributors and through development of internet based channels.  Additionally, as part of the strategy to penetrate international markets, the Company has created a streamlined license and packaging process to be utilized by new distributor channels.  There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products.  See “Risk Factors” for additional risk factors associated with the Company’s international operations.

Outlook

          The world economy has experienced a significant slowdown.  The financial services and technology sectors, including telecommunications and computer/software, which represent approximately 75% of the Company’s customer base, have been severely impacted.  Significant information technology spending constraints have resulted, with fewer new project initiations expected in the near term and spending limited to “mission critical” functions.  Additionally, the continued maturation of the Company’s core products coupled with greater focus by our customers on competitive technologies, including Java as well as others, have resulted in further uncertainties.  Finally, while interest in our new products, such as LEIF, has been encouraging, sales have been less than originally anticipated.  As a result of these factors, the Company currently anticipates a 26% - 32% decline in fiscal 2003 revenue compared to fiscal 2002 revenue.

          In response, the Company initiated several actions during the nine months ending June 30, 2003 that were designed to mitigate the adverse financial impact attributable to the factors discussed above.  The Company implemented several cost management initiatives to achieve operating efficiencies,

18.

including consolidation of facilities in the U.S. and international operations and through an overall reduction in headcount.  Consolidation activities included termination or relocation of employees at the Company’s Corvallis, Oregon facility to its headquarters in Boulder, Colorado, termination of LSOS development operations in Southboro, Massachusetts and closure of its Sydney, Australia and Amsterdam, Netherlands offices.  These restructuring initiatives resulted in workforce reductions of approximately 140 employees and a charge for restructuring, severance, lease termination, asset impairment, relocation and other related costs of approximately $4.1 million.

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

19.

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

          The Company has reported net operating losses for the past several years, in part due to cost restructuring efforts coupled with an overall continued decline in revenue.  As a result, the Company determined that it did not meet the applicable accounting requirements for recognition of deferred tax

20.

assets and, during the fourth quarter of fiscal 2002, increased its income tax valuation allowance by approximately $4.3 million through a charge to income.  For the nine months ended June 30, 2003, the Company incurred a loss and, subsequently, established a valuation allowance equal to the estimated tax benefit.  If, in the future, the Company were to determine that accounting requirements for the recognition of tax assets are met, the Company would decrease the recorded valuation allowance in the period that such determination is made.  See Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations

          The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items in the Company’s Condensed Consolidated Statements of Operations.

	Percentage of Total Net Revenue

	Three months ended June 30,		Nine months ended June 30,

	2003	2002	2003	2002

Revenue:
License revenue	53%	54%	57%	53%
Service and maintenance revenue	47	46	43	47

Total revenue	100	100	100	100

Cost of revenue:
Cost of license revenue	1	2	2	2
Cost of service and maintenance revenue	7	13	9	15

Total cost of revenue	8	15	11	17

Gross profit	92	85	89	83

Operating expenses:
Product development	18	29	20	28
Sales and marketing	40	55	45	50
General and administrative	13	12	12	13
Restructuring, severance and goodwill amortization	21	3	16	4

Total operating expenses	92	99	93	95

Income (loss) from operations	—	(14)	(4)	(12)
Other income (loss), net	—	(1)	—	2

Income (loss) before income taxes	—	(15)	(4)	(10)
Income tax expense (benefit)	—	(5)	—	(3)

Net income (loss)	—%	(10)%	(4)%	(7)%

Revenue

          Total revenue for the three and nine months ended June 30, 2003 was $7.3 million and $25.3 million, versus $10.1 million and $34.0 million for the three and nine months ended June 30, 2002, representing a decrease of 28% and 26%, respectively.  License revenue for the three and nine months ended June 30, 2003 was $3.9 million and $14.5 million, versus $5.4 million and $18.2 million for the three and nine months ended June 30, 2002, representing a decrease of 28% and 20%, respectively.  The decrease in license revenue is due to the softness in overall demand, resulting primarily from the weakened economy and overall decrease in sales volume for C++ based products.

21.

          Service and maintenance revenue for the three and nine months ended June 30, 2003 was $3.4 million and $10.8 million, versus $4.7 million and $15.8 million for the three and nine months ended June 30, 2002, representing a decrease of 28% and 32%, respectively.  As most of our support revenue is recognized over a term of one year, the decrease in service and maintenance revenue was primarily attributable to the overall decline in gross sales during several previous quarters, coupled with minimal new consulting contracts.

          See “Strategic Realignment” above for further discussion on the Company’s revenue outlook.

Cost of Revenue

          Cost of license revenue consists primarily of amortization of purchased software, materials, packaging, royalties and freight expense.  Cost of license revenue for the three and nine months ended June 30, 2003 was $80,000 and $439,000, versus $231,000 and $523,000 for the three and nine months ended June 30, 2002, representing a decrease of 65% and 16%, respectively.  The decrease in costs was primarily the result of the cancellation of a contract due to the discontinuance of the LSOS product in the second quarter of fiscal 2003 that required the Company to pay royalties for technology licensing rights.  See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

          Cost of service and maintenance revenue consists primarily of personnel related and facilities costs incurred in providing customer support and training services as well as third party costs incurred in providing training and consulting services.  Cost of service and maintenance revenue for the three and nine months ended June 30, 2003 was $487,000 and $2.3 million, versus $1.3 million and $5.2 million for the three and nine months ended June 30, 2002, representing a decrease of 63% and 56%, respectively. This decrease was due primarily to staff reductions resulting from cost management actions instituted during the last several quarters and a decline in the utilization of third-party consulting services.  The Company expects that the cost of such revenue will continue to decline as a percentage of total revenue in fiscal 2003.

Operating Expenses

          Product development expenses for the three and nine months ended June 30, 2003 were $1.3 million and $5.1 million, versus $2.9 million and $9.5 million for the three and nine months ended June 30, 2002, representing a decrease of 55% and 46%, respectively.  As a percent of revenue, product development expenses for the three and nine months ended June 30, 2003 were 18% and 20%, versus 29% and 28% for the three and nine months ended June 30, 2002, respectively.  The overall decrease in product development expenses during the three and nine months ended June 30, 2003 was primarily attributable to the consolidation of development and information technology functions in the first quarter of fiscal 2003 as well as staff reduction measures taken over the second and third quarters of fiscal 2003.  These actions included the closure of the LSOS operations in Southboro, Massachusetts in November 2002 and the reduction of the staff in Corvallis, Oregon by approximately 75%, in part as a result of the relocation of certain functions to Boulder, Colorado.  Although the Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase as a percent of revenue for fiscal 2004, the Company believes such expenses will increase only slightly as a percentage of total revenue for the remainder of fiscal 2003.  All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred.

          Sales and marketing expenses for the three and nine months ended June 30, 2003 were $2.9 million and $11.4 million, versus $5.6 million and $17.0 million for the three and nine months ended June 30, 2002, representing a decrease of 48% and 33%, respectively.  As a percentage of total revenue,

22.

sales and marketing expenses were 40% and 45% for the three and nine months ended June 30, 2003, versus 55% and 50% for the three and nine months ended June 30, 2002, respectively.  The decrease in sales and marketing expense is due to the decrease in sales and marketing personnel and related costs associated with the implementation of cost containment programs coupled with the overall decrease in sales.  The Company expects that sales and marketing expenses will remain stable as a percentage of total revenue for the remainder of fiscal 2003.

          General and administrative expenses for the three and nine months ended June 30, 2003 were $917,000 and $3.0 million versus $1.2 million and $4.4 million for the three and nine months ended June 30, 2002 representing a decrease of 24% and 32%, respectively.  The decreases are due primarily to a reduction in personnel as a result of the cost containment programs instituted in fiscal 2002 and in the first nine months of fiscal 2003.  Additionally, during the three months ended March 31, 2003, the Company determined that a previously established reserve of approximately $153,000 related to certain employee bonuses were no longer expected to be paid.  This amount was reversed, which reduced general and administrative expenses in fiscal 2003.  General and administrative expenses are not expected to vary significantly as a percentage of total revenue for fiscal 2003.

          The Company recognized restructuring, relocation and asset impairment expenses totaling $1.5 million and $4.1 million during the three and nine months ended June 30, 2003, respectively.  During the nine months ended June 30, 2003, the Company incurred employee severance of $2.4 million, executive severance of $433,000, site closure costs of $976,000, relocation costs of $187,000, an LSOS and office closure asset impairment charge net of a contract termination benefit of $28,000 and other related costs of $111,000 associated with the consolidation of facilities in the Americas, EMEA and Asia Pacific and the streamlining of operating functions.  See Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements. These actions resulted in an overall personnel reduction of 55% as of June 30, 2003 compared to June 30, 2002, and are expected to reduce fiscal 2003 expenses from fiscal 2002 by approximately $17.3 million.

          The Company recognized severance and goodwill expenses totaling approximately $1.3 million during the nine months ended June 30, 2002.  The Company incurred severance of $617,000 for the termination of three senior managers, Stingray asset impairment and lease termination penalty of $148,000, severance of $479,000 for a strategic realignment and approximately $76,000 related to goodwill amortization.

Other Income, Net

          Other income for the three and nine months ended June 30, 2003 was $2,000 and $117,000, respectively, versus a net other loss of $104,000 for the three months ended June 30, 2002 and other income of $370,000 for the nine months ended June 30, 2002, representing an increase of 102% and a decrease of 68%, respectively.  The increase attributed to the quarter to quarter comparison is primarily due to a loss incurred in the third quarter of fiscal 2002 for the settlement of certain foreign currency transactions.  Other income primarily consists of interest income on the Company’s cash, cash equivalents and short-term investments. The decrease in other income for the comparative nine month periods is primarily due to a decrease in investment yield, specifically corporate notes and commercial paper.

Income Tax Expense

          Income taxes for the three and nine months ended June 30, 2003 are provided during interim periods based on the expected tax rate for the year.  The provision for income taxes for the three and nine months ended June 30, 2003 was 41% and 12%, respectively.  Income tax expense recognized during

23.

these periods relates primarily to state and foreign income taxes that the Company expects to pay.  The Company increased its valuation allowance on the deferred tax assets generated during the three and nine months ended June 30, 2003 as a result of uncertainties associated with future realization.  Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.  Based upon the requirements of SFAS No. 109, the Company has recorded a $6.9 million and $5.9 million valuation allowance against certain deferred tax assets as of June 30, 2003 and September 30, 2002, respectively. The Company expects to continue to record very minimal tax benefit or expense until at least four consecutive quarters of profitability have been achieved.

Liquidity and Capital Resources

          As of June 30, 2003, the Company had cash, cash equivalents and short-term investments of $28.8 million.  Net cash provided by operating activities was $1.2 million during the nine months ended June 30, 2003 compared to $4.0 million used in operating activities during the nine months ended June 30, 2002.  The overall increase in cash provided by operating activities was primarily attributable to the implementation of cost containment actions, strong accounts receivable collections and receipt of state and federal tax refunds.

          During the nine months ended June 30, 2003 and 2002, the Company’s investing activities consisted primarily of purchases of equipment and purchases and maturities of short-term investments.  In the nine months ended June 30, 2003, the Company had maturities of $18.1 million in short-term investments and purchased $12.5 million in short-term investments and $82,000 in equipment purchases, resulting in net cash provided by investing activities of $5.6 million.  This compared to net cash used in investing activities of $1.3 million in the nine months ended June 30, 2002.

          Net cash used in financing activities during the nine months ended June 30, 2003 was $1.1 million, primarily as a result of the Company purchasing its common stock, offset, in part, by the proceeds of $114,000 from the employee stock purchase plan and exercise of stock options.  In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its common stock.  For the nine months ended June 30, 2003, the Company repurchased 585,000 shares for $1.2 million, at prices ranging from $1.72 - $2.67 per share.  Since September 2001, the Company has purchased approximately 1.4 million shares, for approximately $3.4 million at prices ranging from $1.72 - $3.65 per share.

          The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the 12 months following June 30, 2003.  See “Risk Factors” below.

          In the future, the Company’s capital purchases will relate primarily to replacement of computer equipment and are not expected to be significant.  The Company frequently evaluates strategic opportunities available to it and may in the future pursue acquisitions of complementary technologies, products or businesses.  Any such acquisitions would use cash, common stock or other securities, or a combination of cash and securities.  The Company does not currently have any agreements for any such acquisitions.

24.

          The Company leases certain equipment and office space through non-cancelable operating lease arrangements that require future cash payments.  The table below summarizes these future obligations (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Leases	$3,161	$1,506	$1,352	$303	$—

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

          One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our revenue and operating results to fluctuate significantly.  Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock.

We operate in an industry with rapidly changing technology and, if we do not successfully modify our products to incorporate new technologies or introduce new products, our sales will suffer.

          The software market in which we compete is characterized by (1) rapid technological change, (2) frequent introductions of new products, (3) changing customer needs and (4) evolving industry standards.

25.

To keep pace with technological developments, evolving industry standards and changing customer needs, Rogue Wave must support existing products and develop new products.  We have been aggressively investigating new product development opportunities, and we recently announced plans to create new products and enhancements to existing products that facilitate application development in a service-based architecture.  We may not be successful in developing, marketing and releasing new products or new versions of our products that respond to technological developments, evolving industry standards or changing customer requirements.  We may also experience difficulties that could delay or prevent the successful development, introduction and sale of these enhancements.  In addition, these new products or enhancements may not adequately meet the requirements of the marketplace and may not achieve any significant degree of market acceptance.  If release dates of any future products or enhancements are delayed, or if these products or enhancements fail to achieve market acceptance when released, our business, operating results and financial condition could be materially adversely affected.  In addition, new products or enhancements by our competitors may cause customers to defer or forgo purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Our market is highly competitive, and if we are unable to compete successfully, our ability to grow our business or even maintain revenue and operating results at current levels will be diminished.

          Our products target the markets for C++ components and development focused integration products.  Direct competitors in the C++ components market include ILOG, several privately held companies and Open Source offerings.  Direct competitors in the development focused integration products market include large vendors like IBM and Borland, as well as a number of smaller public and privately held companies.  IBM and Borland are particularly strong competitors as they occupy leadership positions in this market and have significantly greater resources, name recognition and larger installed bases of customers than Rogue Wave.

          Software applications can also be developed using components and programming tools in languages other than C++, including Java and Microsoft .NET languages such as Visual Basic .NET and C#.  Companies that provide components and tools for these languages include Microsoft, BEA, Borland and Oracle.  These companies have significantly greater resources, name recognition and larger installed bases of customers than Rogue Wave and have established relationships with current and potential customers.  They may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sales of their products than Rogue Wave can.

          It is expected that new application development will be higher for Java and .NET than C++ in the foreseeable future.  As a result, the widespread acceptance of Java and Microsoft’s .NET could curtail the use of C++ and therefore adversely impact the sales of our products.  In addition, failure to develop and market new products that will move us into new technologies, could materially and adversely affect our business, results of operations and financial condition.

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

26.

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

Our historical financial information relates to the sale of products primarily based on C++ and as such may not be indicative of our future performance in developing and marketing software that targets other current or emerging technologies related to application development.

          Our historical financial information is based on sales of software designed to develop applications for C++.  While we continue to enhance the functionality of these products and expect sales of these technologies to continue to generate a significant percentage of our revenues, we expect to derive an increasing percentage of our revenues from sales of products that target the service-oriented architecture opportunity.  Relative to our traditional business, we do not have a lengthy operating history in these markets upon which to evaluate our prospects, which may make it difficult to predict our actual results in future periods.  Accordingly, actual results of our future operations may not meet our anticipated results.

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

27.

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

          We frequently evaluate strategic opportunities available to us and may in the future pursue additional acquisitions of complementary technologies, products or businesses.  Future acquisitions may result in the diversion of management’s attention from the day-to-day operations of our business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies.  Future acquisitions may also result in a dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to intangible assets.  Our failure to successfully manage future acquisitions may have a material adverse effect on our business and financial results.

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

28.

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

29.

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

Potential new accounting pronouncements may cause our net income to decrease.

          We currently account for the issuance of stock options under APB No. 25, “Accounting for Stock Issued to Employees.”  If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to change our practice and treat the value of stock options granted to employees as a compensation expense.  If we change our method of accounting for employee stock options, whether voluntarily or as a result of changes in accounting rules, our net income could materially decrease.

Legislative and regulatory actions may cause our operating expenses to increase.

          The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC or NASDAQ, impose new duties on the Company and its executives, directors, attorneys and auditors.  In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or NASDAQ, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services.  Any of these developments could materially increase our operating expenses and, accordingly, reduce our net income.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s market risk exposure is the potential loss arising from changes in interest rates and their impact on short-term investments, and from foreign currency exchange rate fluctuations.

          As of June 30, 2003, the Company had short-term investments of $12.1 million, which are classified as held to maturity and are carried at their amortized cost.  All investments have acquired maturities of less than 360 days.  Short-term investments consist primarily of high credit and highly liquid corporate notes and commercial paper.  A reduction in overall interest rates would not have a material effect on the fair value of the investments or the financial position of the Company.

30.

          Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency.  In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro.  The Company does not enter into any derivative transactions for speculative purposes.  The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company’s assets, obligations and projected results of operations denominated in foreign currencies.  Based on the Company’s overall foreign currency rate exposure at June 30, 2003, movements in foreign currency rates would not materially affect the financial position of the Company.  At June 30, 2003, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $2.1 million.  See Note 9 of Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 4. – CONTROLS AND PROCEDURES

          The Company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, who is currently serving as interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation, our Chief Executive Officer concluded that our controls and procedures were effective as of the end of the period covered by this report.  There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

          The Company has confidence in its internal controls and procedures.  Nevertheless, the Company’s management, including the Chief Executive Officer, does not expect that our internal controls will prevent all errors or intentional fraud.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met.  Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all internal control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within the Company, if any, have been detected.

31.

PART II – OTHER INFORMATION

ITEM 6. – EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report and the Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K:

On April 11, 2003, the Company filed a report on Form 8-K furnishing its press release dated April 10, 2003 under Item 12.

On May 2, 2003, the Company filed a report on Form 8-K furnishing its press release dated April 29, 2003 under Item 12.

32.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROGUE WAVE SOFTWARE, INC.
(Registrant)

Date: August 13, 2003	/s/ KATHLEEN E. BRUSH

KATHLEEN E. BRUSH
PRESIDENT, CHIEF EXECUTIVE OFFICER AND
INTERIM CHIEF FINANCIAL OFFICER

33.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

10.21(1)	Separation & Release Agreement between Registrant and Merle A. Waterman dated May 8, 2003.
31.1(1)	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)     Filed herewith.