Form 10-K
period 2003-09-30
ROGUE WAVE SOFTWARE INC /OR/
filed 2003-11-25
CIK 1023184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

or

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

Common Stock, $0.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

     The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $10,338,188 based upon the closing price of the Common Stock on March 31, 2003 on The NASDAQ National Market. Shares of Common Stock held by each officer, director and holder of five percent or more of the Common Stock outstanding as of March 31, 2003 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

     As of November 7, 2003, there were 10,549,469 shares of Common Stock outstanding.

FORM 10-K

INDEX

PART I		Page 2
Item 1.	Business	Page 2
Item 2.	Properties	Page 18
Item 3.	Legal Proceedings	Page 18
Item 4.	Submission of Matters to a Vote of Security Holders	Page 18
PART II		Page 19
Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters	Page 19
Item 6.	Selected Consolidated Financial Data	Page 21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	Page 30
Item 8.	Consolidated Financial Statements and Supplementary Data	Page 31
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 31
Item 9A.	Controls and Procedures	Page 31
PART III		Page 32
Item 10.	Directors and Executive Officers of the Registrant	Page 32
Item 11.	Executive Compensation	Page 35
Item 12.	Security Ownership of Certain Beneficial Owners and Management	Page 37
Item 13.	Certain Relationships and Related Transactions	Page 39
Item 14.	Principal Accounting Fees and Services	Page 39
PART IV		Page 40
Item 15.	Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K	Page 40
SIGNATURES		Page 41

PART I

Item 1.	Business

      The following discussion contains forward-looking statements regarding Rogue Wave Software Inc. (“Rogue Wave” or the “Company”), its business, prospects and results of operations that are subject to risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Securities and Exchange Commission (“SEC”).

Overview

      Rogue Wave was founded in 1989, and develops, markets and supports object-oriented and infrastructure software technology. Customers around the world rely on Rogue Wave products to build comprehensive application solutions. Rogue Wave offers proven software components and frameworks that enhance developer productivity when implementing common application functionality across operating systems and database platforms. Rogue Wave is committed to providing products and services that reduce the effort, time to market, and overall project risk associated with the development of comprehensive application solutions.

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

      On November 3, 2003, Rogue Wave signed a definitive merger agreement for the acquisition of Rogue Wave by Quovadx, Inc. (“Quovadx”). Quovadx is a global platform software and vertical solutions company based in Englewood, Colorado. Its common stock is traded on The NASDAQ National Market under the symbol “QVDX.” The acquisition, structured as an exchange offer, provides that Quovadx will acquire all of the outstanding stock of Rogue Wave for $4.09 in cash and 0.5292 of a share of Quovadx common stock for each share of Rogue Wave Common Stock. Based on the average closing price of Quovadx stock for the five trading days surrounding the announcement of the transaction, the aggregate consideration was valued at $6.76 per share. On November 12, 2003, Quovadx, through a wholly owned subsidiary, commenced the exchange offer for shares of Rogue Wave Common Stock. The exchange offer is scheduled to expire on December 10, 2003. If Quovadx acquires at least 90% of the Rogue Wave shares in the exchange offer and other conditions to the exchange offer are satisfied or waived, the Quovadx subsidiary will be merged into Rogue Wave via a short form merger under Delaware law. If Quovadx acquires at least a majority, but less than 90%, of the Rouge Wave shares in the exchange offer and other conditions to the exchange offer are satisfied or waived, Quovadx will acquire the remaining outstanding Rogue Wave Common Stock by effecting a long form merger under Delaware law. This would require notice to and approval by the Rogue Wave stockholder, which approval may be obtained by Quovadx’s approval as the majority stockholder of Rogue Wave. In either case, the Quovadx subsidiary will be merged with and into Rogue Wave, and Rogue Wave will become a subsidiary of Quovadx. The Rogue Wave board of directors has unanimously voted to recommend that Rogue Wave stockholders accept the offer. For additional information, including a discussion of the background and Rogue Wave’s reasons for the transaction, Rogue Wave stockholders should review Rogue Wave’s Solicitation/ Recommendation Statement on Schedule 14D-9 that Rogue Wave has filed with the SEC and mailed to its stockholders. The Schedule 14D-9 is available on the SEC’s EDGAR system at

www.sec.gov. The discussion in this report is qualified in its entirety by the impact of this transaction on Rogue Wave and its stockholders. See “Risk Factors — Risks Relating to the Quovadx Transaction.”

3

The Rogue Wave Premise

      Rogue Wave seeks to address the following challenges that today’s software development teams face:

•	Developing and maintaining complex applications, to specification, on schedule and on budget.

•	Remaining agile to quickly meet frequently changing business requirements.

•	Integrating new and existing applications, including legacy systems, with disparate and rapidly changing technologies.

The Rogue Wave Strategy

      The Company’s strategic objective is to provide technology and services that allow businesses to be as productive as possible when building software solutions to address their business objectives. Rogue Wave products provide the core integration and platform technology critical for customers to concentrate efforts on their business domain, with the security of knowing that critical underlying technology is safely handled. Using Rogue Wave products results in flexible solutions that are maintainable and extendable to meet new business needs.

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

      In addition to the Company’s investment in C++, the Company has been aggressively investigating new product development opportunities that are intended to leverage its current cross-platform expertise, application development expertise, sales channels and customer base. Based on extensive research conducted through the third quarter of fiscal 2003, the Company announced plans to create products that facilitate application development in a service-based architecture. In a service-based architecture, the goal is to create the functionality of a full-scale application, traditionally provided in a monolithic architecture, from an amalgam of smaller applications. These smaller applications are individually wrapped in a network layer and are invoked as services. In this respect they function like reusable components. When these services are connected or orchestrated, they function like a full-scale application but they are much more flexible and can be easily modified and enhanced. A benefit of a service-based architecture is the ability to connect new and old applications written in different languages and built on different platforms. Currently, the Company sells Light Weight Enterprise Integration Framework (“LEIF”), a product that facilitates the development of service-based architectures by creating Web services that can connect C++ applications to Java/J2EE and .NET applications. The Company plans to deliver significant enhancements to LEIF and also to introduce an additional new product in calendar year 2004. Both of these initiatives target facilitating the creation of applications for a service-based architecture.

The Rogue Wave Business Model

      Dynamic business drivers, combined with evolving technology, have changed the buying practices of Rogue Wave’s customers. Historically, Rogue Wave sold its products directly to individual developers and built its revenue base through the addition of new developers who purchased Rogue Wave technology for use in multiple application initiatives. Changes in the marketplace have resulted in customers being less interested in atomic components and more interested in technology suites and frameworks that solve a larger portion of their problem. Rogue Wave has migrated from an individual developer license business model to one centered on deployment of finished applications. Buying decisions have moved away from the individual developer and are now handled at the project, division, and enterprise levels. As such, Rogue Wave has changed how it offers its products, including how its products are licensed.

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

      Honor Legacy Investments. The Company’s components easily work with legacy systems, contributing to either all or part of the solution. Rogue Wave honors legacy investments by offering solutions that extend and enhance the functional life of legacy investments.

      Distributed Applications. Programmers who develop complicated, large and distributed applications can use the Company’s products to make their applications work in concert, across multiple systems, interfacing seamlessly.

      Scale to the Enterprise. Scalability and performance are great strengths of C++. The Company’s products help programmers develop flexible, modular applications that can be more easily modified and refined.

      Highly Customizable. Rogue Wave products are written to provide developers with a high degree of flexibility, offering them the ability to freely customize the components for their own specialized applications. Developers can use the standard application programming interfaces (“API”) and avoid granular programming details, or can drill down to the native code, if necessary.

Rogue Wave SourcePro C++

      Rogue Wave SourcePro C++ gives development teams a head start on building applications that solve business problems and meet the needs of a global market, increasing productivity and the ability to deliver products on schedule. SourcePro C++ extends the life of existing C++ applications by helping development teams deliver applications that use extensible markup language (“XML”) and simple object access protocol (“SOAP”) based Web services. Higher-level, object-oriented interfaces to complex underlying application programming interfaces across platforms shorten the learning curve, facilitating a developer’s ability to be productive quickly. All Rogue Wave SourcePro C++ components provide the flexibility to deploy applications on multiple hardware platforms and databases, allowing development teams to easily support changing business needs.

      Rogue Wave SourcePro C++ consists of four products, each tailored for a specific area of C++ application development.

•	SourcePro Core

      Rogue Wave SourcePro Core offers fundamental C++ components that enable rapid development of applications for global markets and handle the low-level intricacies of the C++ language, which enhances developer productivity. By simplifying the complexities of working with XML, SourcePro Core allows developers to create C++ applications that share data with diverse systems, including Sun Solaris, HP/UX, Linux, Windows and IBM AIX.

•	SourcePro DB

      Rogue Wave SourcePro DB is a complete solution for object-oriented relational database access in C++, with a layered architecture that abstracts away the complexity of writing database applications, yet allows developers to drill down to the native database client libraries if needed. SourcePro DB encapsulates ANSI SQL 92 and supplies a consistent, high-level C++ interface to relational databases, including DB2, Informix, MSSQL, ODBC, Oracle 8, Oracle 9, Sybase and open source databases MySQL and PostgreSQL, speeding development and reducing complexity.

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

Light Weight Enterprise Integration Framework

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

Rogue Wave Application Tuning System (“ATS”)

      Rogue Wave ATS provides increased application stability and performance by reducing heap contention and optimizing memory allocation in multithreaded applications. ATS offers development teams an opportunity to leverage their current hardware and use a solution to increase high-end processing efficiency, workflow efficiency and positive end-user experience. As sales have been less than anticipated since its launch in the third quarter of fiscal 2002, the Company plans to discontinue the product on December 31, 2003.

Customers

      While the Company’s customer base is broad and diverse, over 75% of it is represented by software and information systems, telecommunications, defense and financial services industries. To date, the Company has sold over 350,000 end-user licenses, both to individual programmers as well as enterprises. No single customer accounted for 10% or more of revenue in fiscal 2003.

Sales and Marketing

      Rogue Wave has transitioned to a deployment-based licensing and pricing model. In fiscal 2003, the Company received 77% of its licensing revenue from deployment fees and 23% of its license revenue from development fees. The Company’s sales and marketing efforts are aligned to support this business approach.

      Rogue Wave has restructured its marketing organization to include centralized product marketing and marketing communications functions, with geographically focused field-marketing teams. Product marketing and marketing communications develop marketing messages and materials addressing the impact Rogue Wave products can have on application development efforts. The field marketing teams in the Americas and in Europe, Middle East, Eastern Europe and Africa (“EMEA”) further tailor the corporate messaging and materials to develop lead generation and brand awareness programs for a specific geographic region. Field marketing programs include advertising, direct marketing, events, and ongoing customer communication programs. In Asia Pacific, the field marketing is done through third party distributors.

      The Company’s corporate communications function focuses on relations with industry analysts and the press as a channel for increasing awareness of Rogue Wave products in the marketplace. Corporate communications also pursues bylined articles and speaking opportunities for key Rogue Wave technologists and architects. The Company’s Web site (www.roguewave.com) continues to be the primary vehicle for communicating relevant messages to the target audiences.

      As of October 31, 2003, the Company had 45 worldwide sales and marketing employees. A team approach comprised of both inside sales and direct field sales representatives is utilized and are represented by the following:

      Inside Sales. As of October 31, 2003, the Company employed four domestic inside sales representatives. The Company’s inside sales force generally supports the direct field sales in new opportunities and targets new license and renewals from existing customers. The Company maintains the inside sales operation at its headquarters in Boulder, Colorado.

      Direct Field Sales. As of October 31, 2003, the Company employed 10 domestic direct field sales representatives, supported by six technical sales representatives. The Company’s domestic field sales force targets Fortune 1000 customers. The field sales force typically focuses on enterprise-wide technology customers. The sales cycle for this “top down” approach typically ranges from two to six months. The Company maintains domestic direct sales offices in Colorado, Massachusetts, New York and Texas.

      The Company’s international sales channel development efforts are focused on two regions:

•	EMEA. As of October 31, 2003, the Company’s EMEA sales consisted of 13 individuals. The Company maintains EMEA sales and support offices in France, Germany, Italy, and the United Kingdom.

•	Asia Pacific. Between 2000 and 2002, Rogue Wave opened offices in Japan, Hong Kong and Australia, and began to deliver localized products and services to these markets. Despite the Company’s efforts and investment in expanding its international operations, the Company achieved only minimal success. As a result, the Company closed its offices in Australia and Hong Kong in fiscal 2003 and announced plans to close its Japan office in October 2003. The Company will continue to develop these regions through strategic partnerships with third party distributors and through development of Internet based channels. Currently, the Company has two distributors that cover countries in the Asia Pacific region. In addition, the Company is currently negotiating contracts with two distributors in India and China. There can be no assurance that the Company will be able to maintain or increase international market demand for its products. See “Risk Factors” for additional risk factors associated with the Company’s international operations.

Strategic Alliances and Business Partnerships

      The Company has strategic alliances and partnerships with a number of leading hardware and software vendors, system integrators, software developers and distributors, including Microsoft, Intel and Hewlett-Packard. These relationships include technology licensing agreements and cooperative marketing relationships, as well as exchange of development plans and strategic direction. While each agreement is unique, revenue is recognized only when the four revenue recognition criteria outlined in Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, have been met. See Note 1 of Notes to Consolidated Financial Statements. As new opportunities emerge, Rogue Wave intends to expand partnerships with leading vendors to offer solutions to the market place. Costs related to each agreement, if any, are recognized when incurred. The following are summaries of various current partnerships and alliance agreements.

      On March 1, 2002, Rogue Wave and Microsoft Corporation (“Microsoft”) entered into a Joint Engineering and Promotion Agreement (the “Microsoft Agreement”). Pursuant to the terms of the Microsoft Agreement, Rogue Wave agreed to develop, release and market to customers new versions of Rogue Wave’s SourcePro software products designed to optimize the performance of such products on Microsoft’s Windows-based servers. Microsoft agreed to pay Rogue Wave $50,000 at the start of the project and $200,000 after acceptance of a final specification for the modifications and additional incentives based on new licenses for the enhanced products sold by Rogue Wave. Microsoft agreed to assist Rogue Wave with the development, evaluation and testing of the new products. The parties agreed to cooperate in marketing the new products and to work together regarding Rogue Wave’s potential interaction with Microsoft’s .NET initiatives. During fiscal 2002, the Company recognized $250,000 in revenue upon acceptance of the final specifications. No further revenue has been recognized related to this contract. The Company entered into a new technology and marketing agreement with Microsoft in fiscal 2004.

      Rogue Wave and Hewlett-Packard Company (“HP”) have entered into a number of agreements dating back to 1995. Most recently, in May 2003, the Company entered into a porting agreement with HP, to port and certify Rogue Wave’s SourcePro Edition 5 and 6 products to the Tru 64 5.1b operating system and the Compaq C++ 6.5 compiler. HP agreed to pay a porting fee of $70,000, payable upon Rogue Wave meeting defined milestones. In fiscal 2003, the Company recognized $70,000 as defined by milestones and as the porting work was completed and accepted by the customer. In April 2002, Rogue Wave and HP entered into the Itanium Processor Family Porting Agreement, pursuant to which Rogue Wave agreed to port certain of its products to the HP-UX Itanium Processor platform and to make the ported products available to customers. HP agreed to pay Rogue Wave a porting fee in the amount of $400,000, payable upon Rogue Wave meeting defined milestones. The Company has recognized revenue as defined milestones and/or porting work was completed and accepted by the customer. Rogue Wave recognized $125,000 in support revenue related to this contract in fiscal 2003. In January 2002, Rogue Wave and HP entered into a letter agreement pursuant to which Rogue Wave became a member of HP’s “Extend and Enhance” program. Member benefits included the right to link to HP’s website, inclusion on HP’s partner lists and technical marketing assistance. No revenue or expense was recognized related to this agreement.

Technical Support

      The Company believes that a high level of customer support is important to the successful marketing and sale of its products. Mission-critical applications require rapid support response and problem resolution. The Company’s sales and support presence allows quick response and support in local languages. The Company delivers support services through various channels such as telephone, electronic mail and on-line support via the Web. By directly submitting a support incident into the Company’s call database, support via the Web provides fast response and resolution. Online support via the Web allows customers to report an incident and see a history of all their Rogue Wave support incidents. Telephone hotline support is offered worldwide at either a standard or around-the-clock level, depending on customer requirements. The Company’s support offerings are as follows:

•	Basic — Web-based support limited to 25 support incidents per year and six-day response time.

•	Premium — Web, e-mail and phone delivered services limited to 100 support incidents per year and a 24-hour response time.

•	Enterprise — 24x7 Web, e-mail and phone services limited to 100 support incidents per year and response times of 4 to 48 hours depending on the incident severity; dedicated technical account managers are also available.

•	Extended Lifecycle Product Support — Specialized support for customers requiring additional support after a product or version is in obsolescence or has been retired.

      The Company maintains product and technology experts, on call at all times, and has support call centers located in Boulder, Colorado and the United Kingdom. As of October 31, 2003, there were nine employees in the Company’s technical support group.

Professional Services

      The Company believes that its professional services organization plays an important role in facilitating initial license sales by enabling customers to successfully design, develop, deploy and manage systems and applications. Fees for services are generally charged on a time and materials basis and vary depending upon the nature and extent of services to be performed. A sample of the technical consulting services offered is provided below:

•	Assessment Service — Helping companies manage and understand their technology initiatives more effectively.

•	Consulting Services — These services include intervention at critical phases of development or full lifecycle management of customer projects.

•	Education Services — Training development teams on the full power of Rogue Wave products.

•	Product Installation Service — Offering companies a way to smoothly transition to new versions of Rogue Wave products.

      As of October 31, 2003, there were three employees in the professional services group.

Product Development

      Rogue Wave strives to continue to enhance its current product line while developing new products that target the service-based architecture opportunity. During fiscal year 2002, the Company’s product development activities were conducted in various sites throughout the United States, including Corvallis, Oregon, Boulder, Colorado and Southboro, Massachusetts. In the first quarter of fiscal 2003, the Company consolidated certain operations in the U.S. to achieve cost reductions and streamline operations. The Company relocated certain development activities from the Company’s Corvallis, Oregon facility to its headquarters in Boulder, Colorado and discontinued its development operations in Southboro, Massachusetts. As of October 31, 2003, there were 25 employees on the Company’s product development staff. The Company’s product development expenditures in fiscal 2003, 2002 and 2001 were $6.2 million, $12.4 million and $13.8 million, respectively, and represented 18.9%, 28.5%, and 23.9% of total revenue, respectively.

      The Company expects that it will continue to commit substantial resources to product development in the future. Although Rogue Wave has primarily developed products internally, it may, based on timing and cost considerations, acquire and/or license technologies or products from third parties.

Competition

      The Company’s products and professional services face direct and indirect competition ranging from the internal development operations of our target customers to similar product offerings and alternative technologies designed to address the same business problems.

      Rogue Wave Stingray Studio targets developers using Visual C++/MFC (Microsoft Foundation Classes), and Visual Basic/ ActiveX software components for GUI development on Windows platforms. Microsoft is a particularly strong competitor due to its large installed base and the fact that it bundles its MFC library with its own and other C++ compilers. Microsoft is promoting the .NET development environment; however, it is expected that the migration from MFC-based applications to .NET may take up to five years to complete. Microsoft is facilitating this migration with the introduction of the .NET development environment and Winforms. Winforms is positioned as Microsoft’s preferred method of performing GUI development in the future and represents a divergence from MFC, the technologies on which Stingray Studio is based.

      The Company’s SourcePro C++ products drive the majority of Company revenue and target the maturing market for C++ development components. Direct competitors in the C++ market include ILOG, Borland, several privately held companies, and open source offerings. Direct competitors in the development focused integration products market, the market served by LEIF, include large vendors including IBM, Tibco, Webmethods and IONA, as well as a number of smaller public and privately held companies. IBM, Tibco, Webmethods and IONA are particularly strong competitors because of their leadership positions in this market and because they have significantly greater resources, name recognition and larger installed bases of customers than Rogue Wave.

      The most significant threat to revenue for the cross-platform foundation C++ components comes from internal development operations within the Company’s customer and prospect base. Additional threats come from specialized C++ component vendors and, increasingly, open source projects that produce freely available source code upon which companies can build enterprise software.

      Products and services that are indirectly competitive include components from Microsoft, Oracle, and DataDirect. Each of these companies provides or may provide in the future solutions that may compete with Rogue Wave’s object-oriented, distributed computing and database access products. Only DataDirect currently offers the flexibility to move between platform vendors. As a result, the Company believes that its cross-platform value will continue to set it apart from Microsoft, IBM, Oracle, Sybase and others.

      Additional indirect competition comes from the emergence of Java as a viable object-oriented, cross-platform enterprise development language. The Java Development Kit is freely distributed by Sun Microsystems and contains a comprehensive set of foundation and GUI components upon which a developer may begin development. These features directly compete with Rogue Wave components in the C++ space. Higher level Java-centric products, such as application servers provided by Sun Microsystems (Iplanet), IBM (Websphere) and BEA (Web Logic), also represent alternative technologies that can compete with the Company’s LEIF and SourcePro C++ components. Microsoft’s .NET platform is also an indirect competitor that provides much of the framework value companies look to Rogue Wave for, although it is tied to Windows exclusively.

      As previously mentioned, the Company announced plans to create products that facilitate application development in a service-based architecture. The Company’s first product released under this strategy is LEIF. The Company faces competition from existing application vendors, such as Microsoft, IBM, BEA, Sun Microsystems and Oracle. In addition, the Company faces competition from middleware companies such as IONA and Systinet. Finally, because this strategy is new, the Company faces competition from a host of new companies or start-ups targeting Web services.

      For the most part, Rogue Wave works in conjunction with systems integrators, as they tend to bring industry-specific expertise rather than architectural level expertise to software development projects. However, they may also compete with Rogue Wave. This is because many systems integrators possess industry-specific expertise that may enable them to offer a single vendor solution more easily. Additionally, they already have a reputation among potential customers for offering enterprise-wide solutions to software programming needs.

Systems integrators may market competitive software products in the future as Rogue Wave’s products move up the functionality ladder to more complete frameworks and potential vertical-market solutions.

Employees

      As of October 31, 2003, the Company had 104 employees, of which 86 were based in the United States and 18 were based in Europe. Of the total, 45 were in sales and marketing, 25 were in product development, three were in professional services, nine were in technical services and 22 were in finance, administration and operations. The Company has not experienced any work stoppages and considers relations with its employees to be good.

Risk Factors

      In evaluating the Company’s business, investors should carefully consider the following factors in addition to the other information presented in this report.

Our future operating results are difficult to predict and actual financial results may vary from our expectations, which could have an adverse effect on our stock price.

      Our future operating results are difficult to predict due to a variety of factors, many of which are outside of our control. These factors include:

•	overall economic conditions of the U.S. and the rest of the world;

•	overall economic conditions in the software and information systems, telecommunications, financial services and defense industries;

•	the demand for our products and services;

•	the level of product and price competition;

•	the size, type and timing of individual license transactions;

•	the adoption of new technologies;

•	the delay or deferral of customer implementations;

•	our success in expanding our direct sales force and indirect distribution channels;

•	timing of new product introductions and product enhancements;

•	levels of international sales;

•	obsolescence of our products or the programming languages that our products are designed to enhance;

•	changes in our pricing policy or that of our competitors;

•	publication of opinions about us, our products and object-oriented and infrastructure component technology by industry analysts;

•	our ability to retain key employees and hire new employees;

•	our ability to develop and market new products and control costs; and

•	our ability to effectively deploy our new strategy, including our current business model.

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

Our market is highly competitive, and if we are unable to compete successfully, our ability to grow our business or maintain revenue and operating results at current levels will be diminished.

      Our products target the markets for C++ components and development focused integration products. Direct competitors in the C++ components market include ILOG, and Borland, several privately held companies and open source offerings. Direct competitors in the development focused integration products market, the market targeted by LEIF, include large vendors like IBM, Tibco, Webmethods and IONA, as well as a number of smaller public and privately held companies. These competitors occupy leadership positions in this market and have significantly greater resources, name recognition and larger installed bases of customers than Rogue Wave.

      Software applications can also be developed using components and programming tools in languages other than C++, including Java and Microsoft .NET languages such as Visual Basic ..NET and C#. Companies that provide components and tools for these languages include Microsoft, BEA, IBM, Borland and Oracle. These companies have significantly greater resources, name recognition and larger installed bases of customers than Rogue Wave and have established relationships with current and potential customers. They may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sales of their products than Rogue Wave can.

      It is expected that new application development will be higher for Java and .NET than C++ in the foreseeable future. As a result, the widespread acceptance of Java and Microsoft’s .NET could curtail the use of C++ and therefore adversely affect the sales of our products. In addition, failure to develop and market new products that will move us into new technologies, could materially and adversely affect our business, results of operations and financial condition.

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

      There are many factors that may increase competition in the market for object-oriented software components and programming tools, including (1) entry of new competitors, (2) alliances among existing competitors and (3) consolidation in the software industry. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially adversely affect our business, operating results and financial condition. If we cannot compete successfully against current and future competitors or overcome competitive pressures, our business, operating results and financial condition may be adversely affected.

Our historical financial information relates to the sale of products primarily based on C++ and as such may not be indicative of our future performance in developing and marketing software that targets other current or emerging technologies related to application development.

      Our historical financial information is based on sales of software designed to develop applications for C++. While we continue to enhance the functionality of these products and expect sales of these technologies to continue to generate a significant percentage of our revenues, we expect to derive an increasing percentage of our revenues from sales of products that target the service-based architecture opportunity. Relative to our traditional business, we do not have a lengthy operating history in these markets upon which to evaluate our prospects, which may make it difficult to predict our actual results in future periods. Accordingly, actual results of our future operations may not meet our anticipated results.

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

      Our future performance depends significantly upon the continued service of our key technical, sales and senior management personnel. We believe that the technological and creative skills of our personnel are essential to establishing and maintaining a leadership position, particularly in light of the fact that our intellectual property, once sold to the public market, is easily replicated. The loss of the services of one or more of our executive officers or key technical personnel may have a material adverse effect on our business.

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

We face risks involving future business acquisitions and partnerships.

      We frequently evaluate strategic opportunities available to us and may in the future pursue acquisitions, partnerships or the licensing of complementary technologies and products or business acquisitions and partnerships. Future acquisitions or partnerships may result in the diversion of management’s attention from the day-to-day operations of our business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions may also result in a dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to intangible assets. Our failure to successfully manage future acquisitions or partnerships may have a material adverse effect on our business and financial results.

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

      We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. The nature of many of our products requires the release of source code to customers. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

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

      We currently account for the issuance of stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to change our practice and treat the value of stock options granted to employees as a compensation expense. If we change our method of accounting for employee stock options, whether voluntarily or as a result of changes in accounting rules, our net income could materially decrease.

Legislative and regulatory actions may cause our operating expenses to increase.

      The Sarbanes-Oxley Act of 2002 and newly proposed or enacted rules and regulations of the SEC or Nasdaq, impose duties on the Company and its executives, directors, attorneys and auditors. In order to comply with the Sarbanes-Oxley Act and any new rules promulgated by the SEC or Nasdaq, we may be required to hire additional personnel and use additional outside legal, accounting and advisory services in the future. Any of these developments could materially increase our operating expenses and, accordingly, reduce our net income.

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

Risks Relating to the Quovadx Transaction

      On November 3, 2003, Rogue Wave, entered into an agreement and plan of merger with Quovadx in which Quovadx through a wholly owned subsidiary, has offered to exchange cash in the amount of $4.09 and 0.5292 of a share of Quovadx common stock for each outstanding share of Rogue Wave Common Stock. The following are the risks associated with this transaction:

Failure to complete the offer or the merger could harm the market price of Rogue Wave Common Stock and Rogue Wave’s future business operations.

      If the merger is not completed, Rogue Wave may be subject to the following risks:

•	if the merger agreement is terminated under certain circumstances, Rogue Wave will be required to pay Quovadx a termination fee of $2.3 million;

•	the price of Rogue Wave’s Common Stock may decline to the extent that the current market price of Rogue Wave Common Stock reflects a market assumption that the offer and the merger will be completed;

•	costs related to the offer and the merger, such as legal, accounting and certain financial advisory fees; must be paid even if the offer and the merger are not completed;

•	if the merger is terminated and Rogue Wave’s board of directors elects to seek another merger or business combination, Rogue Wave may not be able to find a partner willing to pay an equivalent or more attractive price than that which would be paid in the offer and merger; and

•	failure to complete the merger could have an adverse effect on Rogue Wave’s relationships with employees, suppliers, distributors, customers, licensors and other business partners.

The value of the consideration to be received by Rogue Wave stockholders upon completion of the offer will depend on the market value of Quovadx common stock at the completion of the offer.

      Upon completion of the offer and the merger, each share of Common Stock of Rogue Wave will be exchanged for cash in the amount of $4.09 and 0.5292 of a share of Quovadx common stock. The stock portion of the offer price and merger consideration will not change, except in circumstances provided for in the merger agreement, even if the market price of either or both the Rogue Wave and Quovadx common stock fluctuates. The specific dollar value of Quovadx common stock that a Rogue Wave stockholder will receive upon completion of the offer or the merger will depend on the market value of Quovadx common stock at that time. Quovadx’s stock price has been volatile, and stockholders should expect it to continue to fluctuate.

      Neither party may terminate the merger agreement and the Rogue Wave board may not change its recommendation, in each case, solely because of changes in the market price of either Company’s stock. The value of the consideration to be received by Rogue Wave stockholders upon completion of the offer will depend on the market value of Quovadx common stock at the completion of the offer. As the market price of Quovadx common stock decreases, the value received for each share of Rogue Wave Common Stock exchanged for Quovadx common stock decreases. Conversely, as the market price of Quovadx common stock increases, the value received for each share of Rogue Wave Common Stock exchanged for Quovadx common stock increases.

Benefits expected from the merger may not be realized because of integration and other challenges.

      The benefits of the merger may not be realized and could have a material adverse effect on the combined business and results of operations because of the following challenges:

•	incorporating Rogue Wave technology and products into Quovadx product offerings;

•	preserving Rogue Wave technical knowledge within the engineering organization;

•	coordinating the efforts of the Rogue Wave sales organization with Quovadx sales organization;

•	persuading Rogue Wave and Quovadx employees that the business cultures are compatible;

•	maintaining momentum in the sales growth of Rogue Wave’s product offerings;

•	realizing anticipated cost savings in a timely manner; and

•	incurring unanticipated expenses related to the integration of Rogue Wave and Quovadx.

Expenses related to the merger could adversely affect Rogue Wave and Quovadx combined financial results.

      Rogue Wave and Quovadx expect to incur direct transaction costs in connection with the merger of approximately $3.7 million. If Quovadx does not achieve the expected benefits of the merger, the combined company’s financial results, including earnings per share, could be adversely affected.

The integration process may disrupt Quovadx’s businesses and internal resources.

      The integration of Rogue Wave and Quovadx will be complex, time consuming and expensive and may disrupt both businesses. Some of Rogue Wave’s suppliers, distributors, customers and licensors may be Quovadx’s competitors or may work with Quovadx’s competitors and as a result terminate the business relationships with the combined company as a result of the merger. In addition, the integration process may strain the combined company’s financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the combined company’s core business objectives. There can be no assurance that Rogue Wave and Quovadx will successfully integrate or that the combined company will realize any of the anticipated benefits of the merger.

The directors and officers may have interests that could have affected their decision to support or approve the Quovadx transaction.

      The Rogue Wave officers and directors may have interests in the Quovadx transaction that differ from, or are in addition to, their interests as Rogue Wave stockholders. The interests of Rogue Wave officers include:

•	current and future employment arrangements;

•	bonuses earned upon completion of the offer;

•	severance benefits if the officers’ employment is terminated without cause upon or after the merger;

•	accelerated vesting of stock options under change of control agreements upon consummation of the offer;

•	indemnification of Rogue Wave’s officers against certain liabilities arising both before and after the merger;

•	continuation of certain Rogue Wave’s health and welfare, leave and severance plans; and

•	increased liquidity for Rogue Wave’s officers under Rule 144 of the Securities Act of 1933 with respect to sales of Quovadx shares acquired in the merger.

      The interests of Rogue Wave directors include:

•	with respect to one director, Marc H. Sternfeld, accelerated vesting of stock options upon consummation of the offer;

•	indemnification of Rogue Wave’s directors against certain liabilities arising both before and after the merger; and

•	increased liquidity for Rogue Wave’s directors under Rule 144 of the Securities Act of 1933 with respect to sales of Quovadx shares acquired in the merger.

General uncertainty related to the merger could harm the combined company.

      Rogue Wave and Quovadx customers may, in response to the announcement of the proposed merger, delay or defer purchasing decisions. If Rogue Wave or Quovadx customers delay or defer purchasing decisions, the combined company’s revenue could materially decline or any increases in revenue could be lower than expected. Similarly, Rogue Wave and Quovadx employees may experience uncertainty about their future roles with the combined company. This may harm the combined company’s ability to attract and retain key management, sales and technical personnel. Also, speculation regarding the likelihood of the closing of the offer and the merger could increase the volatility of Rogue Wave and Quovadx share prices.

Third parties may terminate or alter existing contracts with Rogue Wave.

      Rogue Wave has contracts with its suppliers, distributors, customers, licensors and other business partners, some of which may require Rogue Wave to obtain the consent of the other contracting parties in connection with the merger. If these consents cannot be obtained, Rogue Wave may suffer a loss of future revenue and may lose rights to facilities or intellectual property that are or may be material to Rogue Wave business and the business of the combined company. Furthermore, these third parties may have an unfavorable reaction to the merger and may not wish to continue their relationships with Rogue Wave once the merger is completed, which could result in the combined company being unable to rely on these relationships.

Risks related to the combined company and unanticipated fluctuations in the combined company’s quarterly operating results could affect the combined company’s stock price.

      Each of Rogue Wave and Quovadx believes that quarter-to-quarter comparisons of financial results are not necessarily meaningful indicators of the future operating results of the combined company and should not be relied on as an indication of future performance. If the combined company’s quarterly operating results fail to meet the expectations of analysts, the trading price of Quovadx common stock following the merger could be negatively affected. Each of the Rogue Wave and Quovadx quarterly operating results have varied substantially in the past and those of the combined company may vary substantially in the future depending upon a number of factors. Neither Rogue Wave nor Quovadx can be certain that it will successfully manage these risks or that the business strategy of the combined company will be successful. If the combined company fails to adequately address any of these risks or difficulties, its business would likely suffer.

Rogue Wave and Quovadx have experienced losses in the past, and the combined company may experience losses in the future.

      Rogue Wave and Quovadx have experienced losses in the past. Rogue Wave and Quovadx expect that the combined company will continue to incur significant sales and marketing, product development and administrative expenses. As a result, the combined company will need to generate significant revenue and gross margin to achieve profitability. Neither Rogue Wave nor Quovadx can be certain that the combined company will achieve and maintain profitability in the future. Any failure to significantly increase revenue and gross margin as the combined company implements its product and distribution strategies would adversely affect its business.

Item 2.	Properties

      The Company’s principal domestic administrative, sales, marketing, support, consulting and product development offices are located in facilities consisting of approximately 37,000 square feet in Boulder, Colorado and 11,000 square feet in Corvallis, Oregon. The leases on the Boulder and Corvallis facilities expire on various dates through 2005. The Company currently leases other domestic sales offices in New York, Texas and Massachusetts. The Company also rents space for its international offices in Europe. As of September 30, 2003, future minimum lease payments under operating leases were $3.1 million. Note 5 of Notes to Consolidated Financial Statements describes the amount of the Company’s lease obligations. The Company believes that these facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Market Information

      The Company’s Common Stock trades on The NASDAQ National Market under the symbol “RWAV.” The following table sets forth the high and low closing sales prices for the Company’s Common Stock for the quarters ended in fiscal 2003 and 2002, as furnished by Nasdaq. These prices reflect prices between dealers, without retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low

Year ended September 30, 2003
1st Quarter	$2.10	$1.55
2nd Quarter	2.57	1.75
3rd Quarter	3.15	1.95
4th Quarter	4.29	2.89
Year ended September 30, 2002
1st Quarter	$3.37	$2.46
2nd Quarter	3.80	3.00
3rd Quarter	3.75	2.70
4th Quarter	2.80	1.67

      As of November 7, 2003, there were approximately 144 stockholders of record of the Company’s Common Stock (which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder). The Company believes it has in excess of 6,000 beneficial holders of the Company’s Common Stock.

Dividend Policy

      The Company has not historically paid cash dividends and intends to retain any future earnings for use in its business for the foreseeable future.

      In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its Common Stock. Since September 2001, the Company has purchased approximately 1.4 million shares for approximately $3.4 million at prices ranging from $1.72 - $3.65 per share. During the fiscal year ended September 30, 2003, the Company repurchased 585,000 shares for $1.2 million at prices ranging from $1.72 - $2.67 per share; issued 73,000 shares of treasury stock to satisfy $125,000 of stock purchased under the Employee Stock Purchase Plan and issued 298,000 shares of treasury stock to satisfy stock option exercises having exercise prices ranging from $0.15 - $3.53. As the market value of the Company’s Common Stock was less than the weighted-average cost of the treasury stock at the time of issuance, the aforementioned issuances of treasury stock resulted in charges being recorded to additional paid-in capital as reflected in the accompanying consolidated statements of stockholders’ equity.

Equity Compensation Plans

      The following table shows certain information as of September 30, 2003 with respect to compensation plans under which shares of Common Stock of the Company are authorized for issuance:

(c)
Number of shares of
	(a)		Common Stock
	Number of shares of		remaining available for
	Common Stock to be	(b)	future issuance under
	issued upon exercise	Weighted-average	equity compensation
	of outstanding	exercise price of	plans (excluding
	options, warrants	outstanding options,	securities reflected in
	and rights	warrants and rights	column (a))

1996 Equity Incentive Plan approved by stockholders:	418,893	$4.63	1,372,035
1997 Equity Incentive Plan not approved by stockholders:	1,758,523	$3.99	4,785,891

Total	2,177,416	$4.12	6,157,926

      A description of the material features of the 1996 Equity Incentive Plan and the 1997 Equity Incentive Plan is contained in Note 7 of Notes to the Consolidated Financial Statements. Copies of the 1996 Equity Incentive Plan and the 1997 Equity Incentive Plan are incorporated by reference as Exhibits 10.1 and 10.12 in Item 15 (c) to this report.

Item 6.	Selected Consolidated Financial Data

      The following selected historical consolidated financial data should be read in conjunction with our consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for each of the years in the five year period ended September 30, 2003, and the balance sheet data for each of the years in the five year period ended September 30, 2003, are derived from our financial statements, which have been audited by KPMG LLP, independent auditors. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended September 30,

	2003	2002	2001	2000	1999

	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
License revenue	$19,041	$22,877	$30,549	$30,724	$32,394
Service and maintenance revenue	13,867	20,422	27,104	23,718	20,710

Total revenue	32,908	43,299	57,653	54,442	53,104

Cost of revenue:
Cost of license revenue	644	942	788	1,710	2,149
Cost of service and maintenance revenue	2,700	6,213	11,781	7,981	7,306

Total cost of revenue	3,344	7,155	12,569	9,691	9,455

Gross profit	29,564	36,144	45,084	44,751	43,649

Operating expenses:
Product development	6,233	12,355	13,759	14,072	11,512
Sales and marketing	13,560	22,739	25,140	24,668	23,510
General and administrative	3,828	5,377	5,908	5,491	5,354
Restructuring, severance, acquisition and goodwill amortization	4,123	1,315	2,192	1,661	1,170
Goodwill impairment charge(1)	—	—	—	10,493	—

Total operating expenses	27,744	41,786	46,999	56,385	41,546

Income (loss) from operations	1,820	(5,642)	(1,915)	(11,634)	2,103
Other income (expense), net	(75)	412	1,085	1,877	1,182

Income (loss) before income taxes	1,745	(5,230)	(830)	(9,757)	3,285
Income tax expense (benefit)	196	2,065	(219)	746	1,274

Net income (loss)	$1,549	$(7,295)	$(611)	$(10,503)	$2,011

Basic and diluted earnings (loss) per share	$0.15	$(0.68)	$(0.06)	$(1.00)	$0.19

Basic weighted average number of shares outstanding	10,113	10,742	10,983	10,512	10,383
Diluted weighted average number of shares outstanding	10,172	10,742	10,983	10,512	10,860

	September 30,

	2003	2002	2001	2000	1999

	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$32,728	$28,256	$34,197	$33,526	$27,664
Total assets	40,698	42,942	56,837	55,619	59,470
Total stockholders’ equity	30,851	28,742	37,288	37,293	42,342

(1)	Represents the impairment of goodwill associated with the NobleNet acquisition, following the decision by the Company to discontinue the Nouveau product line.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Rogue Wave Software, Inc. was founded in 1989 to provide reusable software components for the development of object-oriented software applications. The Company operated as a Subchapter S Corporation until June 1994. In October 1995, Rogue Wave merged with Inmark Development Corporation, a privately held corporation specializing in the development, distribution and support of an object-oriented graphical user interface library written in the C++ programming language. In February 1998, the Company merged with Stingray Software, Inc., a privately held corporation specializing in the development and distribution of object-oriented development tools for Windows programmers and a leading provider of Visual C++ class libraries. Both transactions were accounted for using the pooling-of-interests method of accounting. In March 1999, the Company merged with NobleNet, Inc., in a transaction utilizing the purchase method of accounting. NobleNet specialized in building and marketing software products that allow existing information technology systems to communicate and interoperate across corporate networks and the Internet. Following the fourth quarter 2000 decision to discontinue marketing of the Noveau product line, the investment in Noblenet, which consisted primarily of goodwill, was written off in fiscal 2000. In addition, during fiscal 2001, as a part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit and discontinued the Fornova project. The Stingray products, which primarily consist of development tools for Windows programmers, continue to be sold by the Company. See Note 2 of Notes to Consolidated Financial Statements.

The Rogue Wave Strategy and Business Model

      Rogue Wave Software develops, markets and supports object-oriented software technology. Rogue Wave’s strategic objective is to provide technology and services that allow customers to maximize productivity when building software solutions to address their business requirements.

      The Company markets its products primarily through its direct sales force and an indirect channel consisting of original equipment manufacturers, value added resellers and on-line and traditional distributors. The Company makes certain of its products available for sale and distribution over the Internet.

Core Technology — SourcePro™ C++

      The Company’s history is rich in object-oriented C++, the language of choice for large scale, business critical applications. During fiscal 2001, Rogue Wave announced the launch of the SourcePro C++ product line, reflecting an alteration to the Company’s core products and business model from a “license per developer” approach to a customer value model. The SourcePro C++ products, which integrate the majority of formerly offered Rogue Wave C++ component technology as well as features not previously available, are designed to provide more comprehensive solutions while optimizing the use of the Company’s core C++ products. SourcePro C++ is comprised of four products: SourcePro Core, SourcePro DB, SourcePro Net and SourcePro Analysis. Pricing of the SourcePro C++ products is based on a customer value model, which considers scope of deployment, including operating systems.

      The migration from an individual developer license business model to one centered on the deployment of finished applications has not affected our revenue recognition policies and procedures. License revenue consists of two components, development fees and deployment fees. The development license grants a perpetual license that allows the customer to use the software purchased to develop end user applications. In general, the deployment license allows the customer to install or reproduce the Company’s product that has been either embedded in or is used in the execution of end user applications and to use the applications perpetually. Assuming the four criteria of revenue recognition outlined in SOP 97-2, as amended, have been met, under either the previous or new business model, both development and deployment fees are recognized upon completion of delivery.

New Product Initiatives

      Since the first quarter of fiscal 2003, the Company has been aggressively investigating new product development opportunities that are intended to leverage its current cross-platform expertise, application development expertise, sales channels and customer base. Based on extensive research conducted through the third quarter of fiscal 2003, the Company announced its plans to create products that facilitate application development in a service-based architecture.

      Modern businesses must respond rapidly to changing marketing requirements as well as emerging customer segments. Over time, businesses evolve and transform through mergers, partnerships, downsizing and outsourcing. As business functions change, its supporting software must also evolve to meet new requirements and new interoperability with partners. This is a challenge for many companies because of the lack of interoperability between incompatible, but necessary data formats, and the inflexibility of vendor-specific implementations and platforms. Products that facilitate development in a service-based architecture are a solution to this problem.

      The first product that the Company has launched under the new product strategy is LEIF. LEIF enables C++ applications to interact with J2EE and .NET, within the enterprise and with customers or partners. LEIF provides modern solutions based on standards such as HTTP (client and server), SOAP, WSDL and XML. With LEIF, developers can expose C++ business logic as Web services and finally achieve integration between J2EE and .NET, and crucial C++ applications. Pricing of the LEIF product considers scope of deployment, including operating systems. The Company plans to deliver significant enhancements to LEIF and also to introduce an additional new product in calendar year 2004. Both of these initiatives target facilitating the creation of applications for a service-based architecture.

Large-Scale Object Solutions (LSOS)

      LSOS was a set of technologies the Company licensed and in part, developed to target customers with specific needs related to running very high throughput systems deployed against a relational database. The Company’s first implementation of this technology was an application that the Company developed, in partnership with JPMorgan Chase, known as Global Market Reference Data. The Company planned to market this product to worldwide financial institutions that were facing T+1 compliance requirements.

      Because of global economic uncertainties, which have resulted in significant spending constraints for information technology, and the postponement of the T+1 compliance requirements by the Securities Industry Association, the Company suspended all future investment related to this product line. Additionally, in connection with overall cost containment initiatives and the uncertainty of the marketplace for these products, the Company terminated its LSOS operations in Southboro, Massachusetts in November 2002 and incurred a related restructuring charge during the quarter ended December 31, 2002. The Company has also discontinued all marketing and other related activities associated with this product line. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Strategic Realignment — Globalization

      During fiscal 2002, Rogue Wave aggressively focused on expansion in EMEA, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its international business focus, the Company restructured certain areas of its global operations, which resulted in severance related charges of approximately $480,000 in fiscal 2002.

      As part of this 2002 restructuring plan and to better meet the needs of its customers, the Company established three separate regional operations, the Americas, EMEA and Asia Pacific, in an effort to drive autonomy and greater accountability. During the second fiscal quarter of 2002, the Company opened an office in Sydney, Australia and increased its resources in other areas of the Asia Pacific and EMEA regions. Despite the Company’s efforts and investment in expanding its international operations, the Company achieved only minimal success during the subsequent months. As a result, the Company closed its Sydney, Australia and Amsterdam, Netherlands offices during the third quarter of fiscal 2003 and announced plans to close the Japan office in October 2003. The Company expects to incur restructuring costs between $100,000 — $200,000 to close the Japan office. Currently, Rogue Wave has not announced plans to close additional international offices. However, the Company continually evaluates the performance of all offices and this could result in future office closures.

      The Company will continue to develop all regions through strategic partnerships with third party distributors and through development of Internet based channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. See “Risk Factors” for additional risk factors associated with the Company’s international operations.

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

      Delivery. The Company’s software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon the shipment of the product or delivery of the authorization code, in accordance with the underlying license and sale agreement If undelivered products or services exist in an arrangement that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

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

      Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery. Maintenance and support revenue is deferred and recognized on a straight-line basis over the contractual service periods, which are typically one to three years. Consulting services, which include training, are not considered essential to the functionality of the other elements of the arrangement. The revenue allocable to the consulting services is generally recognized as the services are performed. In instances where the Company enters into customized software consulting contracts, the fees are recognized using the percentage of completion or completed contract method of accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” There were no customized software consulting contracts entered into in fiscal 2003.

Sales Returns and Allowance for Doubtful Accounts

      The Company’s management must make estimates of potential future product returns related to current period product revenue in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of the products when evaluating the adequacy of the allowance for sales returns. Significant management judgments must be made and used in connection with establishing the estimated sales returns in any accounting period.

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

Accounting for Income Taxes

      As part of the process of preparing the Company’s consolidated financial statements, Rogue Wave is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves preparing estimates of the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Rogue Wave records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax changes to tax laws, changes to statutory tax rates and future anticipated taxable income levels.

      The Company has reported net operating losses for all but one of the past three years, in part due to cost restructuring efforts coupled with an overall continued decline in revenue. As a result, the Company determined that it did not meet the applicable accounting requirements for such assets in fiscal 2002 and, during the fourth quarter of fiscal 2002, increased its income tax valuation allowance by approximately $4.3 million through a charge to income. Even though the Company has had three quarters of profits, the Company has determined that it currently has not met the standards to decrease the recorded valuation allowance. However, if, in the future, the Company were to determine that such standards are met, the Company would decrease the recorded valuation allowance through an increase to income in the period that such determination is made. See Note 6 of Notes to Consolidated Financial Statements.

Results of Operations

      The following table sets forth certain operating data expressed as a percentage of total revenue for each period indicated:

	Year Ended September 30,

	2003	2002	2001

Statements of Operations:
Revenue:
License revenue	57.9%	52.8%	53.0%
Service and maintenance revenue	42.1	47.2	47.0

Total revenue	100.0	100.0	100.0
Cost of revenue:
Cost of license revenue	2.0	2.2	1.4
Cost of service and maintenance revenue	8.2	14.3	20.4

Total cost of revenue	10.2	16.5	21.8

Gross profit	89.8	83.5	78.2
Operating expenses:
Product development	18.9	28.5	23.9
Sales and marketing	41.2	52.5	43.6
General and administrative	11.6	12.4	10.2
Restructuring, severance, acquisition and goodwill amortization	12.5	3.0	3.8

Total operating expenses	84.3	96.4	81.5

Income (loss) from operations	5.5	(12.9)	(3.3)
Other income (expense), net	(0.2)	1.0	1.9

Income (loss) before income taxes	5.3	(11.9)	(1.4)
Income tax expense (benefit)	.6	4.8	(0.4)

Net income (loss)	4.7%	(16.7)%	(1.0)%

      Revenue. The Company’s total revenue decreased 24% to $32.9 million in fiscal 2003 from $43.3 million in fiscal 2002. Total revenue in fiscal 2002 decreased 25% from $57.7 million in fiscal 2001. License revenue decreased 17% to $19.0 million in fiscal 2003 from $22.9 million in fiscal 2002. License revenue in fiscal 2002 decreased 25% from $30.5 million in fiscal 2001. The decrease in license revenue in both periods is due to the softness in overall demand, resulting primarily from the weakened economy and an overall decrease in sales volume for our C++ based products.

      Service and maintenance revenue decreased 32% to $13.9 million in fiscal 2003 from $20.4 million in fiscal 2002. Service and maintenance revenue in fiscal 2002 decreased 25% from $27.1 million in fiscal 2001. As most of our support revenue is recognized over a term of one year, the decrease in service and maintenance revenue was primarily attributable to the overall decline in gross sales during several previous quarters, coupled with minimal new consulting contracts. The decline in service and maintenance revenue between fiscal 2002 and 2001 was primarily attributable to the decrease in revenue received from two significant customized consulting contracts totaling $5.2 million that were signed in the first quarter of fiscal 2001, of which $4.7 million was recognized during the fiscal year ending September 30, 2001.

      Cost of Revenue. Cost of license revenue consists primarily of purchased software, royalty fees paid to third parties, materials, packaging and freight expenses. Cost of license revenue was $644,000, $942,000, and $788,000 in fiscal 2003, 2002, and 2001, respectively, representing 3.4%, 4.1% and 2.6% of the license revenue for the respective years. The increase in costs between fiscal 2001 and fiscal 2002 was primarily the result of an increase in royalties associated with certain technology licensing rights in the last half of fiscal 2002 due to the Company’s strategic focus on acquiring complementary products, specifically LSOS and ATS. The decrease in cost of license revenue since fiscal 2002 was the result of the cancellation of a contract due to the discontinuance of the LSOS product in the second quarter of fiscal 2003 that had required the Company to pay royalties for technology licensing rights.

      Cost of service and maintenance revenue consists primarily of personnel and facilities related costs incurred in providing customer support and training services as well as third-party costs incurred in providing training services. Cost of service and maintenance revenue was $2.7 million, $6.2 million and $11.8 million in fiscal 2003, 2002 and 2001, respectively, representing 19.5%, 30.4% and 43.5%, of service and maintenance revenue for the respective years. This decrease was due primarily to staff reductions resulting from cost management actions instituted during the last several quarters and a decline in the utilization of third-party consulting services that were associated with the two significant customized software consulting contracts entered into in fiscal 2001.

      Product Development. Product development expenses consist primarily of personnel related costs. Product development expenses were $6.2 million, $12.4 million and $13.8 million in fiscal 2003, 2002 and 2001, respectively. As a percentage of total revenue, product development expenses were 18.9%, 28.5% and 23.9%, in each respective year. The overall decrease in product development expense in fiscal 2002 from fiscal 2001 was primarily attributable to staffing reductions achieved during the third fiscal quarter of 2002. The overall decline in product development expenses during fiscal 2003 was primarily attributable to the relocation of certain technology functions in the first quarter of fiscal 2003 as well as staff reduction measures taken over the first, second and third quarters of fiscal 2003. These actions included the closure of the LSOS operations in Southboro, Massachusetts in November 2002 and the reduction of the staff in Corvallis, Oregon by approximately 75%, in part as a result of the relocation of certain functions to Boulder, Colorado. The Company anticipates that it will continue to devote substantial resources to product development and that product development expenses will increase as a percentage of revenue for fiscal 2004. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred as the amount of costs incurred between the point in time that technological feasibility is established and general release is not material.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel, entertainment and promotional expenses. Sales and marketing expenses were $13.6 million, $22.7 million and $25.1 million in fiscal 2003, 2002 and 2001, respectively. As a percentage of total revenue, sales and marketing expenses were 41.2%, 52.5% and 43.6% in each respective year. The decrease in sales and marketing expense is due to the decrease in advertising expenditures and a decrease in sales and marketing personnel and related costs associated with the implementation of cost containment programs. In addition, the Company reduced the allowance for bad debt by $436,000, as a result of a decrease in accounts receivable and a decrease in actual write offs. This reduced sales and marketing expenses in fiscal 2003. The Company expects that sales and marketing expenses will grow as a percentage of total revenue for fiscal 2004 as the Company plans for implementation of its new product strategy.

      General and Administrative. General and administrative expenses were $3.8 million, $5.4 million and $5.9 million, in fiscal 2003, 2002 and 2001, respectively. As a percentage of total revenue, general and administrative expenses were 11.6%, 12.4% and 10.2% in each respective year. Although the total 2002 general and administrative costs have declined, as a percent of revenue, the proportionate decline in expense has not been as great as the decline in revenue. The decrease in general and administrative expenses in 2003 and 2002 is primarily due to cost containment programs the Company implemented, including the reduction of personnel. Additionally, during fiscal 2003, the Company determined that a previously recorded accrual of approximately $153,000 related to certain employee bonuses was no longer expected to be paid. This amount was reversed, which reduced general and administrative expenses in fiscal 2003. The Company believes that its general and administrative expenses will remain flat or decline slightly during fiscal 2004.

      Restructuring, Severance, Acquisition and Goodwill Amortization. Restructuring, severance, acquisition and goodwill amortization costs were $4.1 million, $1.3 million and $2.2 million in fiscal 2003, 2002 and 2001, respectively. As a percentage of total revenue, restructuring, severance, acquisition and goodwill amortization were 12.5%, 3.0% and 3.8% in the respective years.

      In fiscal 2003, the Company incurred employee severance of $2.4 million, executive severance of $433,000, site closure costs of $976,000, relocation costs of $187,000, an LSOS and office closure asset impairment charge net of a contract termination benefit of $28,000 and other related costs of $111,000 associated with the consolidation of facilities in the Americas, EMEA and Asia Pacific and the streamlining of operating functions. These actions resulted in an overall personnel reduction of 136, and are expected to reduce annual expenses by approximately $17.3 million.

      Restructuring, severance, asset impairment and goodwill expenses totaling approximately $1.3 million were recognized during fiscal 2002. The Company incurred severance of $617,000 associated with the termination of certain senior managers and $88,000 for the finalization of lease closure costs and severance for the Stingray facility and $54,000 related to an asset impairment charge initiated in fiscal 2001. In addition, $76,000 of goodwill amortization was recognized in the first half of fiscal 2002.

      During the second quarter of fiscal 2002, the Company announced a realignment of its corporate strategy for EMEA, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its new international business focus, in March 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in severance related charges of approximately $480,000 in the second and third fiscal quarters of 2002. This cost reduction initiative resulted in a workforce reduction of approximately 47 employees. All severance expenses were paid in the third fiscal quarter of 2002.

      Restructuring, severance, asset impairment and goodwill expenses totaling approximately $2.2 million were recognized during fiscal 2001. The Company recognized approximately $1.3 million in restructuring charges for Stingray and Fornova and incurred executive severance of approximately $634,000, primarily for the termination of certain executives. In addition, $228,000 of goodwill amortization was recognized in fiscal 2001.

      During fiscal 2001, as part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit. The restructuring was designed to integrate certain operations of the Stingray division with other corporate functions, resulting in estimated annual cost savings of $2.9 million. As part of this reorganization, the Company recognized approximately $1.1 million in charges related primarily to severance costs associated with the resulting termination of approximately 50 employees as well as costs associated with the closure of the Stingray facility in North Carolina. In relation to the closure of this facility, an asset impairment charge was recognized for the furniture and fixtures. The Stingray products continue to be sold and supported by the Company.

      Following a decision to discontinue the Fornova project, the Company recognized a restructuring charge of approximately $253,000 during fiscal 2001. Fornova, a venture focused on developing technology that facilitated the exchange of information among businesses over the internet, had been pursuing obtaining third party expansion capital with an initial investment commitment of $2.0 million from the Company. As a result of the overall softening of the U.S. economy, coupled with the slowing of third party investment in such ventures, the project was abandoned resulting in the termination of 12 employees. The Company recognized expenses of approximately $1.6 million of product development costs associated with the Fornova project during 2001.

      Other Income (Expense), Net. Other income (expense), net consists of interest income earned on the Company’s cash, cash equivalents and short-term investments and foreign currency transaction gains/ losses. Other expense, net was $75,000 in fiscal 2003. Other income, net was $412,000 and $1.1 million in fiscal 2002 and 2001, respectively. As a percentage of total revenue, other income (expense), net was (0.2%), 1.0% and

1.9%, in the respective years. The other expense, net incurred in fiscal 2003 was a result of reduced earnings received from other income due to a net decrease in cash and short-term investments coupled with foreign currency losses realized from the settlement of certain foreign transactions.

      Income Tax Expense. The Company’s effective tax rates were 11%, (39.5%) and 26.4%, for fiscal 2003, 2002 and 2001, respectively. The difference in the rate for fiscal 2003 primarily relates to net operating loss utilization compared to an increase in the deferred tax asset valuation allowance in fiscal 2002, as a result of uncertainties associated with future realization of the Company’s deferred tax assets. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS No. 109 provides for the recognition of deferred tax assets if realization of such assets is considered to be more likely than not. Based upon the requirements of SFAS No. 109, the Company recognized an additional $4.3 million valuation allowance against certain deferred tax assets in fiscal 2002. The decrease in the rate for fiscal 2002 primarily relates to an increase in the deferred tax asset valuation allowance, as a result of uncertainties associated with future realization.

      As of September 30, 2003 and 2002, the Company had net operating loss carryforwards for federal and foreign income tax purposes of $659,000 and $2.8 million and $7.8 million and $1.0 million, respectively. The federal losses expire from 2007 to 2022.

Liquidity and Capital Resources

      As of September 30, 2003, the Company had cash, cash equivalents and short-term investments of $32.7 million. Net cash provided by operating activities was $4.0 million for fiscal 2003 compared to $2.9 million used in operating activities in fiscal 2002. The overall increase in cash provided by operating activities was primarily attributable to the implementation of cost containment programs, strong accounts receivable collections and receipt of state and federal tax refunds. Net cash used in operating activities was $2.9 million in fiscal 2002. The decrease in cash in fiscal 2002 was attributable to an increase in the net loss and a significant decrease in deferred revenue, accounts payable and accrued expenses, when compared to fiscal 2001, offset by higher non-cash charges for depreciation and amortization, as well as a decline in accounts receivable.

      In fiscal 2003 and 2002, the Company’s investing activities consisted primarily of purchases of equipment including those under capital leases and purchases and maturities of short-term investments, resulting in net proceeds of cash of $8.4 million and net use of cash of $1.8 million, respectively. In fiscal 2003 the Company had net maturities of $8.5 million in short-term investments and purchased $37,000 in equipment. In fiscal 2002, the Company purchased $581,000 in short-term investments and $1.3 million in equipment.

      Net cash used in financing activities in fiscal 2003 was $465,000 primarily as a result of the Company repurchasing $1.2 million of its Common Stock, offset by proceeds from the employee stock purchase plan and from the exercise of stock options of $730,000. Net cash used in financing activities in fiscal 2002 was $1.8 million primarily as a result of the Company repurchasing $2.2 million of its Common Stock offset by proceeds from the employee stock purchase plan and from the exercise of stock options. In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its Common Stock. During the fiscal year ended September 30, 2003, the Company repurchased 585,000 shares for $1.2 million at prices ranging from $1.72 - $2.67 per share; issued 73,000 shares of treasury stock to satisfy stock of $125,000 purchased under the Employee Stock Purchase Plan; and issued 298,000 shares of treasury stock to satisfy stock option exercises having exercise prices ranging from $0.15 - $3.53. As the market value of the Company’s Common Stock was less than the weighted-average cost of the treasury stock at the time of issuance, the aforementioned issuances of treasury stock resulted in charges being recorded to additional paid-in capital as reflected in the accompanying consolidated statements of stockholders’ equity. Since September 2001, the Company has purchased approximately 1.4 million shares for approximately $3.4 million at prices ranging from $1.72 - $3.65 per share.

      The Company believes that expected cash flows from operations combined with existing cash and cash equivalents and short-term investments will be sufficient to meet its cash requirements for the twelve months following September 30, 2003. See “Risk Factors” under Item 1 Business.

      In the future, the Company’s capital purchases will relate primarily to replacement of computer equipment and are not expected to be significant. The Company frequently evaluates strategic opportunities available to it and may in the future pursue acquisitions of complementary technologies, products or businesses. Any such acquisitions would use cash, Common Stock or other securities, or a combination of cash and securities. The Company does not currently have any agreements for any such acquisitions, and has entered into an agreement and plan of merger to be acquired by Quovadx as discussed above.

      The Company leases certain equipment and office space through non-cancelable operating lease arrangements that require future cash payments. The table below summarizes these future obligations (in thousands):

		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Operating leases	$3,092	$1,658	$1,343	$91	$—

2004 Outlook

      The world economy has experienced a significant slowdown in the last few years. The financial services and technology sectors, including telecommunications and computer/ software, which represent approximately 75% of the Company’s customer base, have been severely impacted. Significant information technology spending constraints have resulted, with fewer new product initiations expected in the near term and spending limited to “mission critical” functions. Additionally, the continued maturation of the Company’s core products coupled with greater focus by our customers on competitive technologies, including Java as well as others, have resulted in further uncertainties. Finally, while interest in our new LEIF product has been encouraging, we expect that 2004 LEIF sales will be modest as we continue to build a foundation of customers. As a result, we expect revenues for fiscal 2004 to be between $28 million to $30 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company’s market risk exposure is the potential loss arising from changes in interest rates and its impact on short-term investments and foreign currency exchange rate fluctuations.

      As of September 30, 2003, the Company had short-term investments of $9.3 million, which are classified as held to maturity and are carried at their amortized cost. All investments have acquired maturities of less than 360 days. Short-term investments consist primarily of high credit and highly liquid corporate notes and commercial paper. A reduction in overall interest rates would not have a material affect on the fair value of the investments or the financial position of the Company.

      Exposure to variability in foreign currency exchange rates is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. In addition, the Company will from time to time enter into foreign currency exchange agreements to manage its exposure arising from fluctuating exchange rates, primarily in the Euro. The Company does not enter into any derivative transactions for speculative purposes. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company’s assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company’s overall foreign currency rate exposure at September 30, 2003, movements in foreign currency rates would not materially affect the financial position of the Company. At September 30, 2003, there were no outstanding forward exchange contracts. At September 30, 2002, the Company had outstanding short-term forward exchange contracts to exchange Euros for U.S. dollars in the amount of $1.5 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

      See Item 15(a) for an index to the consolidated financial statements and supplementary financial information, which are attached hereto.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer or Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

      The Company has confidence in its internal controls and procedures. Nevertheless, the Company’s management, including the Chief Executive Officer, does not expect that our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within the Company, if any, have been detected.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The executive officers and directors of the Company and their ages and positions as of November 21, 2003, are as follows:

Name	Age	Position

Kathleen E. Brush	47	President, Chief Executive Officer and Interim Chief Financial Officer
Mary Kreidler Walker	34	Vice President, Human Resources and Administration
Michael R. Bundred	51	Vice President Sales, EMEA
Thomas E. Gaunt	44	Vice President Sales, America
Scott J. Lasica	31	Director of Technical Services
Thomas M. Atwood(2)	53	Director
Louis C. Cole(1)(2)	60	Director
Margaret M. Norton(1)	49	Director
Marc H. Sternfeld(2)	56	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

      Kathleen E Brush, Ph.D., President and Chief Executive Officer of Rogue Wave Software. Ms. Brush brings more than 25 years of successful experience in the software industries in the United States, Europe and Asia Pacific regions, and 15 years of executive management including several turnaround assignments. Ms. Brush first joined the Company in 1999 where she served as Vice President of Marketing for the Company from 1999 to 2000. Ms. Brush most recently joined the Company in October 2002, as General Manager of the Company’s Corvallis, Oregon office and in January 2003 became the Company’s Vice President of Marketing and Engineering. Prior to joining the Company again, she was a Strategy Consultant and Vice President of Sales, Marketing, and Business Development for Stamps.com. She also held executive level positions with Seagate Software, Ceridian Corporation, Boole & Babbage (now part of BMC), Websence Inc., and Computer Network Technology. Ms. Brush has a Ph.D in management and international studies from The Union Institute, an MBA from Florida Atlantic University, and a BA in pre-law from University of Central Florida. Ms. Brush has also authored and co-authored several articles and a book on topics related to strategy, management and technology.

      Mary Kreidler Walker, Vice President, Human Resources and Administration, has been with the Company since August 1998. Between April 1999 and April 2002, Ms. Walker served as the Company’s Director of Human Resources. From August 1998 to April 1999, Ms. Walker was the Company’s Human Resources Manager. Prior to joining Rogue Wave, she was employed for four years at Population Services International, where she last served as Director of Human Resources and Administration. Ms. Walker received her BA from George Mason University.

      Michael R. Bundred, Vice President Sales for EMEA, has been with Rogue Wave Software since February 1997 and served as Sales Director for the United Kingdom operations until September 2001 when he was promoted to Northern European Sales Director. In October 2002, Mr. Bundred was appointed Vice President of Sales for EMEA and is responsible for managing the Company’s sales and business activities throughout EMEA. Mr. Bundred has more than 20 years of sales and business development experience, and has held senior sales and marketing positions with Tektronix, Lockheed Sanders and Metheus Corporation. He graduated from the University of Surrey with a First Class Honors degree in Engineering.

      Thomas E. Gaunt, Vice President Sales for America, joined Rogue Wave in 2001 with more than 20 years’ sales and business development experience. From July 1999 until 2001, he was Vice President of Business Development for Netpliance. Between June 1996 and July 1999, Mr. Gaunt served as Regional Vice

President for Inprise Corporation. Prior to joining Inprise Corporation, Mr. Gaunt founded several high tech start-up companies and has held senior sales positions at Macromedia, Inc. and Sage Software Inc. He graduated from the University of Kansas with a BS in Computer Science.

      Scott J. Lasica, Director of Technical Services, has been with the Company since January 2001. Mr. Lasica served in various sales roles for Rogue Wave between January 2001 and February 2003, when he was appointed to his current position. From December 1999 to December 2000, Mr. Lasica served as a Senior Lead Software Engineer at Raindance, Inc. Prior to joining Raindance, Inc., Mr. Lasica was employed by Research Systems Inc. as a Lead Software Engineer. Mr. Lasica received his BS in Computer Science from the University of Colorado.

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

      Louis C. Cole, Director, has served as a member of our Board of Directors since July 1997. Between June 1995 and October 2000, Mr. Cole served as Chairman of the Board, and from June 1998 to March 2001, Mr. Cole served as the President and Chief Executive Officer, of Legato Systems, Inc., a network storage management software company, at which time he retired. Prior to that, from March 1987 until July 1988, Mr. Cole served as Executive Vice President of Novell, Inc., a manufacturer of computer networking equipment and software. Mr. Cole also serves as a director of Peerless Systems Inc.

      Margaret M. Norton, Director, has served as a member of our Board of Directors since January 2000. Since February 2003, Ms. Norton has served as the President and Chief Executive Officer of Mobiletec, Inc., a software company that sells download server and provisioning software to wireless carriers for over the air content services. From September 2002 to February 2003, Ms. Norton was employed as the Chief Marketing Officer of Mobiletec Inc. From 1998 to 2002, Ms. Norton was a self-employed consultant. From 1994 to 1998, Ms. Norton served as the General Manager, Senior Vice President of Octel Communications, which was acquired by Lucent Technologies in 1997. Between 1988 and 1994, Ms. Norton served in various business development and marketing roles for Octel Communications. Prior to joining Octel Communications, Ms. Norton worked for Southern New England Telephone Company for approximately 11 years, where she last served as the Director of Marketing.

      Marc H. Sternfeld, Director, has served as a member of our Board of Directors since April 2001. Mr. Sternfeld joined Duetsche Bank in 1996 where he served as a Managing Director as well as head of its Global Technology and Operations Division until his retirement in December 2000. From 1987 to 1996, Mr. Sternfeld was employed by Salomon Brothers as head of its Information Technology Division and later as head of the Operations Division. Prior to working for Salomon Brothers, Mr. Sternfeld joined Andersen Consulting in 1975 as a Senior Analyst and in 1982 became a Partner. As a partner he lead the audit and tax practices in the Investment Banking industry.

Directors’ Terms

      All directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified.

Committees of the Board

      Compensation Committee. The Compensation Committee is composed of Ms. Norton and Mr. Cole. It is responsible for continually reviewing the Company’s compensation and benefit programs and making recommendations regarding these programs to the Board of Directors from time to time. During the fiscal year ended September 30, 2003, the Compensation Committee held one meeting.

      Audit Committee. The Audit Committee is composed of Mr. Atwood, Mr. Cole and Mr. Sternfeld. None of the Audit Committee members are employees of the Company. During the fiscal year ended September 30, 2003, the Audit Committee held six meetings.

      The Audit Committee meets with the independent public accountants and management to assure that all are carrying out their respective responsibilities. The Audit Committee is responsible for selecting and appointing the independent public accountants, and reviews the performance and fees of the independent public accountants prior to appointing them. The Audit Committee also meets with the independent public accountants, without management present, to discuss the scope and results of their audit work, including the adequacy of internal controls and the quality of financial reporting. The independent public accountants have full access to the Audit Committee. An amended written charter for the Audit Committee was approved by the Audit Committee effective October 31, 2003.

      The Board of Directors has determined that Marc H. Sternfeld qualifies as an audit committee financial expert and is independent as that term is used in Item 7(d) (3) (14) of Schedule 14A under the Securities Exchange Act of 1934 (the “1934 Act”).

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the 1934 Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 30, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were timely filed, except as follows: Thomas M. Atwood, Louis C. Cole, Margaret M. Norton and Marc H. Sternfeld were each granted 3,500 options on January 9, 2003 and these were not reported to the SEC in a timely manner.

Code of Ethics

      The Company has adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer. The Code of Ethics is posted on our website at www.roguewave.com and is filed as Exhibit 14.1 to this Annual Report on Form 10-K. The Company intends to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of the Code of Ethics that apply to our principal executive officer and principal financial and accounting officer by posting such information on our website. Copies of the Code of Ethics will be provided free of charge upon written request directed to Investor Relations, Rogue Wave Software, Inc., 5500 Flatiron Parkway, Boulder, Colorado 80301.

Item 11.     Executive Compensation

Summary Compensation Table

				Long-Term
				Compensation

		Annual Compensation		Securities	All Other
				Underlying	Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Options (#)	($)(1)

Kathleen E. Brush(2)	2003	$225,602	$62,500	500,000	$49,217
President and Chief Executive	2002	$—	$—	—	$—
Officer	2001	$24,585	$16,667	—	$—
John Floisand(3)	2003	$140,295	$—	—	$371,576
Former Chairman of the Board and	2002	$307,257	$—	502,625	$24,052
Chief Executive Officer	2001	$—	$—	—	$—
Mary Kreidler Walker(4)	2003	$130,438	$5,000	—	$4,646
Vice President, Human Resources	2002	$120,000	$—	100,000	$3,758
and Administration	2001	$120,000	$25,000	75,650	$5,746
Michael R. Bundred(5)	2003	$112,415	$64,411	—	$14,283
Vice President Sales, EMEA	2002	$103,186	$59,046	20,000	$12,325
	2001	$84,376	$87,850	5,000	$12,147
Thomas E. Gaunt(6)	2003	$150,000	$69,474	—	$25,714
Vice President Sales, America	2002	$150,000	$71,947	35,000	$8,900
	2001	$25,000	$12,000	75,000	$—
Scott J. Lasica(7)	2003	$110,000	$33,127	—	$4,309
Director of Technical Services	2002	$110,000	$63,207	5,000	$3,305
	2001	$71,702	$34,005	10,000	$—

(1)	Consists of amounts received pursuant to the Company’s profit sharing plan, 401(k) Company matching funds, pension contributions, relocation compensation, employee stock purchase plan proceeds and severance payments, as applicable.

(2)	Ms. Brush was appointed Chief Executive Officer in February 2003. Ms. Brush first joined Rogue Wave in 1999, and she served as Vice President of Marketing until November 2000. Ms. Brush most recently joined Rogue Wave in October 2002 as General Manager of the Company’s Corvallis, Oregon office until she was promoted to Vice President of Marketing and Engineering in January 2003. In fiscal 2003, Ms. Brush received 401(k) matching funds of $7,917, relocation compensation of $2,092 and a housing allowance of $39,208. Ms. Brush is currently being paid an annual salary of $250,000 with a potential performance bonus of $250,000.

(3)	Mr. Floisand resigned from the Company in February 2003. In fiscal 2003, Mr. Floisand received 401(k) Company matching funds of $5,530, employee stock purchase plan proceeds of $9,046 and a housing and automobile allowance of $32,000. In fiscal 2002, Mr. Floisand received 401(k) Company matching funds of $5,841, employee stock purchase plan proceeds of $2,211 and a housing and automobile allowance of $16,000. In addition, on June 5, 2002, the Company entered into a $500,000 non-interest bearing loan with Mr. Floisand in connection with his relocation to Boulder, Colorado. The loan matures on the earlier of June 5, 2006 or 180 days after termination of employment with the Company. Mr. Floisand’s employment with the Company terminated on February 21, 2003, and he repaid the loan in March 2003. Upon Mr. Floisand’s resignation, he was paid $325,000 in severance.

(4)	Ms. Walker received 401(k) Company matching funds $4,646, $3,722 and $4,913 in fiscal 2003, 2002 and 2001, respectively. Ms. Walker received employee stock purchase plan proceeds of $36 and $487 in fiscal 2002 and 2001, respectively. Ms. Walker also received profit sharing compensation of $346 in fiscal 2001.

(5)	Mr. Bundred received an automobile allowance of $9,636, $8,088 and $7,971 for fiscal 2003, 2002 and 2001, respectively. Mr. Bundred received a pension contribution of $4,647, $4,237 and $4,176 for fiscal 2003, 2002 and 2001, respectively.

(6)	Mr. Gaunt received 401(k) Company matching funds of $7,698 and $6,824 for fiscal 2003 and 2002, respectively. Mr. Gaunt also received employee stock purchase plan proceeds of $18,016 and $2,076 for fiscal 2003 and 2002, respectively.

(7)	Mr. Lasica received 401(k) Company matching funds of $4,309 and $3,068 for fiscal 2003 and 2002, respectively. Mr. Lasica also received employee stock purchase plan proceeds of $237 in fiscal 2002.

Option Grants in Last Fiscal Year

      The Company has granted incentive stock options to its executive officers under the 1997 and 1996 Equity Incentive Plans. As of September 30, 2003, options to purchase a total of 1,758,523 and 418,893 shares were outstanding under the 1997 and 1996 Equity Incentive Plans, respectively, and options to purchase 4,785,891 and 1,372,035 shares remain available for grant thereunder, respectively. The following table shows for the fiscal year ended September 30, 2003, certain information regarding options granted to and held at year-end by, the named executive officer:

	Individual Grants				Potential Realizable Value
at Assumed Annual Rates
	Number of	% of Total			of Stock Price
	Securities	Options	Exercise		Appreciation for Option
	Underlying	Granted to	or Base		Term ($)(4)
	Options	Employees in	Price	Expiration
Name	Granted (#)(1)	Fiscal Year(2)	($/Sh)(3)	Date	5%	10%

Kathleen E. Brush	500,000	85.3%	$2.25	02/21/13	$707,506	$1,792,960

(1)	Options shown were granted under the Company’s 1997 Equity Incentive Plan. Options have a maximum term of 10 years measured from the date of grant, subject to earlier termination upon the optionee’s cessation of service with the Company. One hundred percent (100%) of any unvested options become immediately exercisable if there is a change in control.

(2)	Based on options to purchase 586,000 shares granted to employees in fiscal year 2003, including grants to the named executive officer.

(3)	The exercise price is equal to the fair market value of the Common Stock on the date of grant, based on the closing sales price as reported on the Nasdaq National Market.

(4)	The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These amounts represent certain assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect the Company’s estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company’s Common Stock.

Aggregated Option Exercises in Last Fiscal Year, and September 30, 2003 Option Values

      The following table sets forth information concerning option exercises and unexercised options for the fiscal year ended September 30, 2003, with respect to each of the executive officers of the Company. The value realized represents the difference between the deemed value of the Common Stock on the date of exercise used by the Company for accounting purposes and the exercise price of the option. The value of unexercised in-the-money options was calculated based on the difference between closing sale price of the Common Stock on The NASDAQ National Market on September 30, 2003 of $4.19 per share and the exercise price of the options.

			Number of Securities
			Underlying	Value of Unexercised
			Unexercised Options	In-the-Money Options
			at FY-End (#)	at FY-End ($)
	Shares Acquired on	Value	Exercisable /	Exercisable /
Name	Exercise (#)	Realized ($)	Unexercisable	Unexercisable

Kathleen E. Brush	0	N / A	165,000 / 375,000	$242,500 / $727,500
Mary K. Walker	49,999	$54,166	98,750 / 51,251	$0 / $75,501
Michael R. Bundred	8,000	$8,300	43,438 / 7,500	$5,355 / $10,525
Thomas E. Gaunt	0	N / A	95,625 / 14,375	$80,863 / $13,737
Scott J. Lasica	0	N / A	12,500 / 2,500	$8,815 / $3,775

Compensation of Directors and Management Agreements

      The Company’s non-employee directors receive $1,500 for each Board of Directors quarterly meetings attended in addition to being reimbursed for certain expenses in connection with their attendance at Board and committee meetings. In fiscal year ended September 30, 2003, the total compensation paid to non-employee directors was $19,500. On the date of each annual meeting of the stockholders of the Company, each non-employee director who has continuously served as a non-employee director since the last annual meeting will be granted an option to purchase 3,500 shares of Common Stock, and each other person who is then a non-employee director will be granted an option to purchase a prorated number of shares of Common Stock, based on the number of days such person has continuously served as a non-employee director since the last annual meeting. These options are fully vested when granted.

      In September 2003, Rogue Wave entered into change of control agreements with each of Ms. Brush, Ms. Walker and Mr. Gaunt that provide that all unvested options to purchase Rogue Wave Common Stock each holds will vest upon a change of control.

      In September 2003, Rogue Wave entered into separation and release agreements with each of Ms. Brush, Ms. Walker and Mr. Gaunt. These agreements provide that, in the event the employment of the applicable individual is terminated without cause within one year of a change of control event, Rogue Wave will pay the individuals as follows: (1) if Ms. Brush is terminated, she will receive 52 weeks base salary; (2) if Ms. Walker is terminated, she will receive 39 weeks base salary; and (3) if Mr. Gaunt is terminated, he will receive 39 weeks base salary. In addition, if Ms. Brush is terminated, she will receive continuation of health, welfare and similar benefits at the expense of Rogue Wave for the lesser of one year or until she gains other employment and is entitled to health benefits. If Ms. Walker or Mr. Gaunt are terminated, each will receive continuation of health, welfare and similar benefits at the expense of Rogue Wave for the lesser of nine months or until she or he gains other employment and is entitled to health benefits. The obligation to pay severance is conditioned upon the named officers’ execution of an agreement releasing any claims they may have against Rogue Wave.

Compensation Committee Interlocks and Insider Participation

      The Company’s Compensation Committee consists of Ms. Norton and Mr. Cole. No member of the Compensation Committee of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the ownership of the Company’s Common Stock as of November 7, 2003, by: (i) each director and nominee for director; (ii) each of the Named Executive Officers identified in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

	Shares Beneficially Owned(1)

Principal Stockholders, Directors and Executive Officers(2)	Number of Shares	Percent of Total

Thomas Keffer(3)	962,260	9%
Paradigm Capital Management, Inc.(4)	869,400	8%
Dimensional Fund Advisors, Inc.(5)	706,800	7%
Austin W. Marxe and David Greenhouse(6)	694,504	7%
William D. Witter, Inc.(7)	685,108	6%
Kathleen E. Brush(8)	231,892	2%
John Floisand(9)	—	*
Mary Kreidler Walker(10)	113,446	1%
Thomas E. Gaunt(11)	122,297	1%
Michael R. Bundred(12)	31,750	*
Scott J. Lasica(13)	3,453	*
Thomas M. Atwood(14)	44,333	*
Louis C. Cole(15)	29,312	*
Margaret M. Norton(16)	20,500	*
Marc H. Sternfeld(17)	14,721	*
All executive officers and directors as a group (9 persons)(18)	611,704	5%

   *     Less than one percent

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G (if any) and Forms 4 filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 10,549,469 shares outstanding on November 7, 2003, adjusted as required by rules promulgated by the SEC.

(2)	Except as otherwise indicated, the address of each beneficial owner is c/o Rogue Wave Software, Inc., 5500 Flatiron Parkway, Boulder, Colorado 80301.

(3)	Based on Form 4 filed by Thomas Keffer on July 25, 2003. Mr. Keffer’s address is 1201 Country Club Road, Hood River, Oregon 97031.

(4)	Based on Schedule 13G/A filed by Paradigm Capital Management, Inc. on February 14, 2003. Paradigm Capital Management, Inc.’s address is 9 Elk Street, Albany, NY 12007.

(5)	Based on schedule 13G/A filed by Dimensional Fund Advisors, Inc. (“Dimensional”) on February 11, 2003. Dimensional’s address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(6)	Based on Schedule 13G/A filed by Austin W. Marxe and David M. Greenhouse on November 10, 2003. Mr. Marxe’s and Mr. Greehouse’s addresses are 153 East 53rd Street, 55th Floor, New York, New York 10022. Mr. Marxe and Mr. Greenhouse share voting and investment power over 138,874 shares of Common Stock owned by Special Situations Cayman Funds, L.P., 433,730 shares of Common Stock owned by Special Situations Fund III, L.P., 18,749 shares of Common Stock owned by Special Situations Technology Fund, L.P., and 103,151 shares of Common Stock owned by Special Situations Technology Fund II, L.P.

(7)	Based on Schedule 13G/A filed by William D. Witter, Inc. on January 3, 2003. William D. Witter, Inc.’s address is 153 East 53rd Street, 55th Floor, New York, New York 10022.

(8)	Includes 227,500 shares issuable pursuant to options exercisable within 60 days of November 7, 2003.

(9)	At the time of Mr. Floisand’s resignation, he held 528,042 options to purchase Common Stock. As a result of his resignation on February 21, 2003, Mr Floisand’s options expired unexercised on May 21, 2003.

(10)	Includes 112,501 shares issuable pursuant to options exercisable within 60 days of November 7, 2003.

(11)	Includes 103,125 shares issuable pursuant to options exercisable within 60 days of November 7, 2003.

(12)	Includes 31,750 shares issuable pursuant to options exercisable within 60 days of November 7, 2003.

(13)	Includes 3,453 shares issuable pursuant to options exercisable within 60 days of November 7, 2003.

(14)	Includes 44,333 shares issuable pursuant to options exercisable within 60 days of November 7, 2003.

(15)	Includes 29,312 shares issuable pursuant to options exercisable within 60 days of November 7, 2003.

(16)	Includes 20,500 shares issuable pursuant to options exercisable within 60 days of November 7, 2003.

(17)	Includes 14,721 shares issuable pursuant to options exercisable within 60 days of November 7, 2003.

(18)	Includes 24,509 shares of Common Stock and 587,195 shares of Common Stock that are subject to options exerciseable within 60 days of November 7, 2003, held by directors and executive officers of the Company and entities affiliated with such persons. See Note 8 and Notes 10 through 17 above.

Item 13.	Certain Relationships and Related Transactions

      In May 2003, the Company entered into a Separation and Release Agreement with Merle A. Waterman, Vice President and Chief Financial Officer, pursuant to which the Company paid Mr. Waterman $100,000 in severance.

      In February 2003, the Company entered into a Separation and Release Agreement with John Floisand, Chairman of the Board and Chief Executive Officer, pursuant to which the Company paid Mr. Floisand $325,000 in severance.

      The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been otherwise obtained from unaffiliated third parties.

Item 14.	Principal Accounting Fees and Services

      Audit Fees. The aggregate fees billed for professional services rendered by KPMG LLP for fiscal 2003 and 2002 for the audit of the Company’s annual financial statements for 2003 and 2002 and for the review of the financial statements included in the Company’s Form 10-Q for 2003 and 2002 were $97,300 and $99,000, respectively.

      Audit-Related Fees. The aggregate fees billed by KPMG LLP for products and services provided by the principal accountant, other than the services described above under “Audit Fees” and “Tax Fees” for the fiscal year ended September 30, 2003 and 2002 were $0 and $10,750. These fees were primarily for the audit of the Company’s 401(k) benefit plan, which has not been billed yet for 2003.

      Tax Fees. The aggregate fees billed by KPMG LLP for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2003 and 2002 were $57,405 and $128,200, respectively. These fees were primarily for tax return preparation and consultations on the effects of various tax issues.

      The Audit Committee of the Company’s Board of Directors considered whether the provision of non-audit services by the independent public accountants is compatible with maintaining the accountants’ independence.

      The Audit Committee of the Company’s Board of Directors considers each engagement of the independent auditor on a case-by-case basis. The Audit Committee pre-approved the performance of the services described above.

PART IV

Item 15.	Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

        (1) Index To Consolidated Financial Statements

      (b) Reports on Form 8-K:

      Current report dated July 16, 2003, furnished July 17, 2003, with respect to the company’s earnings release for the three and nine months ended June 30, 2003.

      (c) Exhibits:

      See Exhibits listed under Exhibit Index.

      (d) Financial Statement Schedules:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROGUE WAVE SOFTWARE, INC.

/s/ KATHLEEN E. BRUSH

Kathleen E. Brush
President, Chief Executive Officer and
Interim Chief Financial Officer

Date: November 21, 2003

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kathleen E. Brush and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KATHLEEN E. BRUSH Kathleen E. Brush	President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	November 21, 2003

/s/ THOMAS M. ATWOOD Thomas M. Atwood	Director	November 21, 2003

/s/ LOUIS C. COLE Louis C. Cole	Director	November 21, 2003

/s/ MARGARET M. NORTON Margaret M. Norton	Director	November 21, 2003

/s/ MARC H. STERNFELD Marc H. Sternfeld	Director	November 21, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Rogue Wave Software, Inc.:

      We have audited the accompanying consolidated balance sheets of Rogue Wave Software, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rogue Wave Software, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Boulder, Colorado

October 28, 2003,
except as to Note 16, which is as of November 12, 2003.

ROGUE WAVE SOFTWARE, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,

	2003	2002

	(in thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,470	$10,525
Short-term investments	9,258	17,731
Accounts receivable, net	6,162	8,144
Prepaid expenses and other current assets	444	641
Deferred income taxes	—	1,416

Total current assets	39,334	38,457
Furniture, fixtures and equipment, net	968	2,933
Intangibles, net	—	467
Other assets, net	396	1,085

Total assets	$40,698	$42,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80	$137
Accrued expenses	3,087	4,961
Deferred revenue	6,680	9,102

Total liabilities	9,847	14,200
Commitments and contingencies (notes 5 and 13)
Stockholders’ equity:
Preferred Stock, $0.01 par value. Authorized 4,000 shares, none issued and outstanding	—	—
Common stock, $0.001 par value. Authorized 35,000 shares; Issued and outstanding 10,267 and 10,481 shares at September 30, 2003 and 2002, respectively	10	10
Additional paid-in capital	41,376	42,045
Treasury stock at cost, 831 and 617 shares at September 30, 2003 and 2002, respectively	(1,670)	(1,652)
Deferred compensation	—	(449)
Accumulated deficit	(9,776)	(11,325)
Accumulated other comprehensive income	911	113

Total stockholders’ equity	30,851	28,742

Total liabilities and stockholders’ equity	$40,698	$42,942

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Year Ended September 30,

	2003	2002	2001

	(in thousands,
	except per share data)
Revenue:
License revenue	$19,041	$22,877	$30,549
Service and maintenance revenue	13,867	20,422	27,104

Total revenue	32,908	43,299	57,653

Cost of revenue:
Cost of license revenue	644	942	788
Cost of service and maintenance revenue	2,700	6,213	11,781

Total cost of revenue	3,344	7,155	12,569

Gross profit	29,564	36,144	45,084

Operating expenses:
Product development	6,233	12,355	13,759
Sales and marketing	13,560	22,739	25,140
General and administrative	3,828	5,377	5,908
Restructuring, severance and goodwill amortization	4,123	1,315	2,192

Total operating expenses	27,744	41,786	46,999

Income (loss) from operations	1,820	(5,642)	(1,915)
Other income (expense), net	(75)	412	1,085

Income (loss) before income taxes	1,745	(5,230)	(830)
Income tax expense (benefit)	196	2,065	(219)

Net income (loss)	$1,549	$(7,295)	$(611)

Basic and diluted earnings (loss) per share	$0.15	$(0.68)	$(0.06)

Weighted average shares outstanding used in basic per share calculation	10,113	10,742	10,983
Weighted average shares outstanding used in diluted per share calculation	10,172	10,742	10,983
Net income (loss)	$1,549	$(7,295)	$(611)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	798	379	(166)

Total comprehensive income (loss)	$2,347	$(6,916)	$(777)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional		Retained	Accum. Other	Treasury Stock		Total
			Paid-in	Deferred	Earnings	Comprehensive			Stockholders’
	Shares	Amount	Capital	Compensation	(Deficit)	Income (Loss)	Shares	Amount	Equity

	(in thousands)
Balance at October 1, 2000	10,909	$11	$40,801	$—	$(3,419)	$(100)	—	$—	$37,293
Issuance of common stock, net	169	—	676	—	—	—	—	—	676
Exercise of stock options	12	—	10	—	—	—	—	—	10
Tax benefit from stock option exercises	—	—	20	—	—	—	—	—	20
Accelerated vesting of stock options	—	—	66	—	—	—	—	—	66
Net loss	—	—	—	—	(611)	—	—	—	(611)
Foreign currency translation adjustment	—	—	—	—	—	(166)	—	—	(166)

Balance at September 30, 2001	11,090	11	41,573	—	(4,030)	(266)	—	—	37,288
Purchase of common stock	—	(1)	—	—	—	—	810	(2,203)	(2,204)
Issuance of common stock, net	—	—	(129)	—	—	—	(193)	551	422
Exercise of stock options	8	—	1	—	—	—	—	—	1
Deferred stock based compensation	—	—	669	(669)	—	—	—	—	—
Amortization of deferred stock compensation	—	—	(69)	220	—	—	—	—	151
Net loss	—	—	—	—	(7,295)	—	—	—	(7,295)
Foreign currency translation adjustment	—	—	—	—	—	379	—	—	379

Balance at September 30, 2002	11,098	10	42,045	(449)	(11,325)	113	617	(1,652)	28,742
Purchase of common stock	—	—	—	—	—	—	585	(1,195)	(1,195)
Issuance of common stock, net	—	—	(116)	—	—	—	(73)	241	125
Exercise of stock options	—	—	(195)	—	—	—	(298)	800	605
Tax benefit from stock option exercises	—	—	—	—	—	—	—	136	136
Amortization of deferred stock compensation	—	—	(358)	449	—	—	—	—	91
Net income	—	—	—	—	1,549	—	—	—	1,549
Foreign currency translation adjustment	—	—	—	—	—	798	—	—	798

Balance at September 30, 2003	11,098	$10	$41,376	$—	$(9,776)	$911	831	$(1,670)	$30,851

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ROGUE WAVE SOFTWARE, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2003	2002	2001

	(in thousands)
Cash flows provided by (used in) operating activities:
Net income (loss)	$1,549	$(7,295)	$(611)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,975	3,321	4,086
Tax benefit from stock options	136	—	20
Loss on disposal of equipment	62	59	99
Changes in assets and liabilities:
Accounts receivable	2,176	4,581	(920)
Prepaid expenses and other current assets	176	(87)	559
Deferred income taxes	1,416	2,596	(1,266)
Other assets, net	1,215	(665)	205
Accounts payable and accrued expenses	(2,103)	(2,747)	1,229
Amortization of deferred stock based compensation	91	151	—
Deferred revenue	(2,683)	(2,848)	217

Net cash provided by (used in) operating activities	4,010	(2,934)	3,618

Cash flows provided by (used in) investing activities:
Purchase of equipment	(37)	(1,259)	(3,364)
Maturities of short-term investments	24,105	22,714	54,694
Purchase of short-term investments	(15,632)	(23,295)	(60,141)

Net cash provided by (used in) investing activities	8,436	(1,840)	(8,811)

Cash flows provided by (used in) financing activities:
Treasury stock purchases	(1,195)	(2,204)	—
Proceeds from Employee Stock Purchase Plan	125	422	406
Proceeds from exercise of stock options	605	1	280

Net cash provided by (used in) financing activities	(465)	(1,781)	686

Effect of exchange rate changes on cash and cash equivalents	964	33	(269)

Net change in cash and cash equivalents	12,945	(6,522)	(4,776)
Cash and cash equivalents at beginning of year	10,525	17,047	21,823

Cash and cash equivalents at end of year	$23,470	$10,525	$17,047

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$4	$—
Cash paid for income taxes	36	313	302

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

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign Currency Translation

      The Company translates the assets and liabilities of its non-U.S. functional currency subsidiaries into dollars at the rates of exchange in effect at the end of the period. Revenue and expenses are translated using the average rate in effect during the period. Gains and losses from foreign currency translation are recognized as other comprehensive income or loss and are included as a component of stockholders’ equity in the accompanying consolidated balance sheets.

Cash Equivalents and Short-Term Investments

      Cash equivalents consist of investments in highly liquid investment instruments with maturities of less than three months at the date of acquisition. Short-term investments consist primarily of commercial paper and corporate notes with acquired maturities of 360 days or less. As of September 30, 2003, the Company had short-term investments of $9.3 million, which are classified as held to maturity and are carried at amortized cost. The market value of the short-term investments at September 30, 2003 was $9.3 million with an unrealized net loss of approximately $2,000. Interest recognized in fiscal 2003 was $266,000.

Furniture, Fixtures and Equipment

      Furniture, fixtures and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation of furniture, fixtures and equipment is calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.

Intangible Assets

      Intangible assets include purchased software rights and a covenant not to compete, and are amortized over their respective estimated useful lives of three to ten years using the straight-line method. The Company reviews its long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the asset held and used is evaluated by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If the carrying amount of the asset is less than the future net cash flows expected to be generated by the asset,

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an impairment charge is recognized and measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. The Company adopted SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets” for the fiscal year beginning October 1, 2002. As a result of adopting SFAS No. 141 and 142, there was not a material impact on the financial position, results of operations or cash flows as the Company’s goodwill was fully amortized as of the date of adoption.

Foreign Exchange Contracts

      Effective October 1, 2000, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including foreign exchange forward contracts.

      The Company enters into foreign exchange forward contracts to hedge certain operational and balance sheet exposures to loss as a result of changes in foreign currency exchange rates, primarily related to intercompany royalty fees. At inception, such forward contracts are designated as cash flow hedges. In order to achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposure and comply with the Company’s established risk management policies. The Company does not enter into any derivative transactions for speculative purposes. Hedging contracts generally mature within 60 to 425 days.

      When hedging the intercompany receivable exposure, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the period in which earnings are impacted by the variability of the cash flow of the hedged item. The ineffective portion of the hedge is reported in current period earnings immediately. Realized gains and losses on either the settlement of foreign exchange forward contracts or the ineffective portion of the hedges are recorded in “Other income (expense), net” in the accompanying statements of operations.

      There were no foreign exchange contracts outstanding at September 30, 2003. The notional amount of foreign exchange contracts outstanding at September 30, 2002 was $1.5 million with a derivative related fair value of $9,000. The fair value of the forward contracts was estimated based on quoted exchange rates at September 30, 2002. The effective portion, or unrealized gain, related to the outstanding contracts was $6,000 at September 30, 2002. Also during the fiscal year ended September 30, 2003, certain foreign currency contracts were rolled over at the maturity date, which resulted in a total realized net loss of $18,000. During the fiscal year ended September 30, 2002, certain foreign currency contracts matured resulting in a realized net gain of $62,000.

Revenue Recognition

      The Company derives revenue from licensing its software products and providing related maintenance and support, and training and consulting services. License revenue is recognized according to the criteria of SOP No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9. Revenue is recognized upon execution of a license agreement or signed written contract with fixed or determinable fees, upon shipment or electronic delivery of the product and management’s determination that collection of the resulting receivable is probable. The Company considers fees related to arrangements with payment terms extending beyond twelve months not to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer. Maintenance and service revenue includes previously deferred maintenance revenue that has been recognized ratably over the maintenance period. Service revenue, including training and consulting services, is recognized as services are performed.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue from reseller arrangements is recognized on a sell through basis, that is, when the Company obtains persuasive evidence that the reseller has sold the products to an end-use customer. In instances where the Company enters into customized software consulting contracts, the fees are recognized using the percentage of completion method of accounting in accordance with SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Product-Type Contracts.” The Company generally provides a 30 day right of return policy for software sales. The allowance for returns has been established based upon historical rates of return and was $363,000 and $395,000 at September 30, 2003 and 2002, respectively.

      The deferred revenue balance at September 30, 2003 and 2002 was $6.7 million and $9.1 million, respectively, and represents revenue attributable to support and maintenance. Consistent with paragraphs 56-62 of SOP 97-2 and SOP 98-9, support and maintenance is considered part of “post-contract customer support,” and in accordance with SOP 97-2, is initially deferred and amortized ratably over the life of the contract or term of the agreement.

Advertising Costs

      Advertising costs are charged to expense when incurred and amounted to $471,000, $1.5 million, and $1.8 million in the years ended September 31, 2003, 2002 and 2001, respectively.

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The counter parties to the agreements relating to the Company’s cash equivalents and short-term investments consist of various corporations and financial institutions of high credit standing. The Company’s receivables are derived primarily from the sales of software products and services to customers in diversified industries as well as distributors in the U.S. and foreign markets. As of September 30, 2003 and 2002, the accounts receivable balance was $6.8 million and $9.4 million, respectively, before allowance for doubtful accounts and sales returns of $658,000 and $1.3 million, respectively. At September 30, 2003, there were no customers that accounted for 10% or more of the combined accounts receivable balance. In addition, there were no customers that accounted for 10% or more of total revenue for the years ended September 30, 2003 or 2001. One customer accounted for 11% of the consolidated gross accounts receivable balance and 30% of the European gross accounts receivable balance at September 30, 2002. This customer also accounted for 2% and 10% of the consolidated revenue and European revenue for the year ended September 30, 2002, respectively. International revenue was approximately 30%, 28% and 30% of the Company’s total revenue for the years ended September 30, 2003, 2002 and 2001, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary, but the Company generally does not require collateral to support credit granted to customers. The Company has recorded an allowance for doubtful accounts of $296,000 and $897,000 at September 30, 2003 and 2002, respectively.

Research and Development

      Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Under the standard, the capitalization of software development costs begins upon the establishment of technological feasibility, subject to net realizable value considerations. To date, such capitalizable costs have been de minimis. Accordingly, the Company has charged all such costs to product development expense.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and Diluted Earnings (Loss) Per Share

      Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock method”, unless the impact is anti-dilutive. The difference between basic and diluted earnings per share is due to the effect of outstanding stock options. Diluted earnings per share include 59,000 shares of dilutive stock options for fiscal 2003. As a result of the net loss incurred during the fiscal years ending September 30, 2002 and 2001, all options are anti-dilutive and, accordingly, the number of shares used in computing the basic and diluted shares is the same. During the year ended September 30, 2002, and 2001, options to acquire 43,000 and 59,000 shares, respectively, calculated using the “treasury stock method”, were excluded from the calculation because of their anti-dilutive effect. The Company had approximately 2.2 million and 5.2 million options outstanding at September 30, 2003 and 2002, respectively, of which approximately 1.3 million and 62,000, respectively, were considered “in the money”.

      Calculation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share data):

	Year Ended September 30,

	2003	2002	2001

Numerator:
Net income (loss)	$1,549	$(7,295)	$(611)

Denominator:
Common shares outstanding at beginning of year	10,481	11,090	10,909
Weighted average common shares issued during the year	101	74	74
Weighted average common shares purchased during the year	(469)	(422)	—

Denominator for basic earnings (loss) per share — weighted average shares	10,113	10,742	10,983

Incremental common shares attributable to shares issuable under equity incentive plans (treasury stock method)	59	—	—

Denominator for diluted earnings (loss) per share — weighted average shares	10,172	10,742	10,983

Basic and diluted earnings (loss) per share	$0.15	$(0.68)	$(0.06)

Accounting for Stock-Based Compensation

      The Company has stock option plans for employees and directors that provide for the granting of incentive and nonqualified stock options. Under the plans, options are granted at an exercise price equal to the fair value of the underlying Common Stock on the date of grant, and may be exercisable for up to 10 years. The Company applies APB No. 25 and related interpretations in accounting for its stock option plans, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, no compensation cost has been recognized for its stock option plans. Assuming the compensation cost for the Company’s option plans had been determined based on the fair value at the grant dates for awards under those plans consistent

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the fair-value methodology of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the following amounts (in thousands, except per share data):

	Year Ended September 30,

	2003	2002	2001

Reported net income (loss)	$1,549	$(7,295)	$(611)
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(908)	(2,682)	(3,276)

Pro forma net income (loss)	$641	$(9,977)	$(3,887)

Reported basic and diluted earnings (loss) per share	$0.15	$(0.68)	$(0.06)

Pro forma basic and diluted earnings (loss) per share	$0.06	$(0.93)	$(0.35)

      The fair value of each stock option is estimated as of the grant date using the Black-Scholes option-pricing model. The assumptions used are as follows:

	Risk Free	Expected Life of	Expected	Expected Stock
Year of Grant	Interest Rate	Option in Years	Dividend Yield	Volatility

FY 2003	3.13%	5	0%	76%
FY 2002	3.13%	5	0%	55%
FY 2001	3.61%	5	0%	74%

      The following table summarizes stock option activity (in thousands, except per share data):

		Weighted avg.
	Shares	price per share

Outstanding options at October 1, 2000	3,404	$6.39
Granted	2,313	4.94
Exercised	(12)	0.94
Canceled	(1,791)	6.07

Outstanding options at September 30, 2001	3,914	5.57
Granted	2,487	2.99
Exercised	(8)	0.15
Canceled	(1,160)	4.98

Outstanding options at September 30, 2002	5,233	4.48
Granted	781	2.22
Exercised	(299)	2.49
Canceled	(3,538)	4.41

Outstanding options at September 30, 2003	2,177	$4.12

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options vested and exercisable were 1,391,625, 2,771,131 and 1,815,999 at September 30, 2003, 2002 and 2001, respectively. For various price ranges, weighted average characteristics of outstanding stock options at September 30, 2003 were as follows (number of shares in thousands):

	Outstanding Options			Exercisable Options

		Remaining	Weighted		Weighted
Exercise Price	Shares	life (years)	avg. price	Shares	avg. price

$0.15-$2.25	558	9.0	$2.14	168	$1.93
$2.28-$3.13	561	8.7	$2.80	191	$2.87
$3.16-$5.44	838	6.9	$4.83	818	$4.86
$5.63-$17.00	220	4.9	$9.76	215	$9.79

	2,177	7.7	$4.12	1,392	$5.00

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

(2)	Restructuring, Severance, Relocation, Asset Impairment and Goodwill Amortization

2003 Activity

First Quarter 2003 Restructuring

      During the first quarter of fiscal 2003, the Company initiated several actions designed to mitigate the adverse financial impact attributable to the overall weakness in the world economy and the maturing of its SourcePro product line. The Company implemented several cost reduction initiatives to achieve operating efficiencies, including the consolidation of facilities in the U.S. and international operations. Consolidation activities included termination of employees at the Company’s Corvallis, Oregon facility and the discontinuance of Large Scale Object Solutions development operations in Southboro, Massachusetts as a result of anticipated reduced market demand for LSOS products. As a part of the consolidation of facilities, during the three months ended December 31, 2002, the Company recognized a restructuring charge of $1.7 million, related primarily to severance costs associated with the termination of approximately 75 employees as well as certain site closure costs, including those related to facility lease costs. The Company revised its estimate of the initial restructuring costs by $4,000 in the second quarter of fiscal 2003, as actual severance costs were slightly less than originally anticipated. These actions are expected to reduce future operating expenses by approximately $11.0 million. The remaining liability associated with these actions of $36,000 at September 30, 2003 is expected to be paid by December 31, 2003.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes restructuring costs by primary component and related reserve at September 30, 2003 (in thousands):

	Employee	Site
	Severance &	Closure
	Related	Costs	Other	Total

Consolidation costs incurred in the three months ended December 31, 2002	$1,239	$404	$70	$1,713
Cash paid	(1,231)	(368)	(74)	(1,673)
Adjustments for revised estimates	(8)	—	4	(4)

Balance at September 30, 2003	$—	$36	$—	$36

Second Quarter 2003 Cost Reduction Initiatives

      In the second quarter of fiscal 2003, the Company implemented additional cost reduction measures that resulted in workforce reductions of 24 employees. As a result of these actions, the Company recognized a severance charge of approximately $374,000. The Company revised its original estimate of the severance costs by $3,000 in the third quarter of fiscal 2003, as actual severance costs were less than anticipated. These actions are expected to reduce future operating expenses by approximately $2.4 million. As of September 30, 2003, all amounts due under employee severance obligations resulting from the second quarter 2003 cost reduction initiative had been paid.

      The following table summarizes restructuring costs at September 30, 2003 (in thousands):

Employee
Severance &
Related

Employee reduction costs incurred during the three months ended March 31, 2003	$374
Cash paid	(371)
Adjustments for revised estimates	(3)

Balance at September 30, 2003	$—

Third Quarter 2003 Strategic Realignment

      In response to the continuing sluggish economy and a change in product strategy, the Company realigned certain U.S. operations and closed its Sydney, Australia and Amsterdam, Netherlands offices in the third quarter of fiscal 2003. As a result of these cost reduction actions, the Company recognized a restructuring charge of approximately $1.4 million, related primarily to severance costs associated with the termination of approximately 39 employees as well as certain site closure costs, including those related to facility lease costs. These actions are expected to reduce future operating expenses by approximately $3.9 million. The remaining accrued balance of $502,000 at September 30, 2003, is expected to be paid by March 31, 2004.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes restructuring costs by primary component and the related reserve at September 30, 2003 (in thousands):

	Employee	Site
	Severance &	Closure
	Related	Costs	Other	Total

Consolidation costs incurred in the three months ended June 30, 2003	$786	$572	$37	$1,395
Cash paid	(786)	(70)	(37)	(893)

Balance at September 30, 2003	$—	$502	$—	$502

Relocation

      As described above, the Company consolidated certain operations in the U.S. and international facilities in the first quarter of fiscal 2003 to achieve cost reductions and streamline operations. The Company relocated certain development functions from the Company’s Corvallis, Oregon facility to its headquarters in Boulder, Colorado. As a result of the consolidation, the Company recognized a relocation expense of $217,000 during the three months ended December 31, 2002. In the second quarter of fiscal 2003, the Company adjusted these costs, which resulted in a less than anticipated cost of $40,000. In the third fiscal quarter of fiscal 2003, the Company finalized these costs and recognized an additional $10,000 of expense.

Asset Impairment

      The Company incurred an asset impairment charge of $165,000 during the first quarter of fiscal 2003. The asset impairment charge resulted primarily from the closure of its Southboro, Massachusetts facility and was related to software, furniture and fixtures. During the third quarter of fiscal 2003, the Company incurred an additional asset impairment charge of $44,000 for other software, furniture and fixtures as a result of the closure of its Amsterdam, Netherlands office.

LSOS Contract Termination

      During the second quarter of fiscal 2003, in conjunction with the discontinuance of the LSOS product line, the Company terminated a software license agreement related to these products. The software contract included provisions for minimum royalty payments that had been accrued in previous periods, which were expected to be paid subsequent to the first year anniversary of the contract. Upon termination of the contract, the Company determined that an estimated $181,000 obligation for minimum royalties was no longer required and reversed the accrual during the second quarter of fiscal 2003, which reduced operating expense.

Other Severance Charges

      During fiscal 2003, the employment of three Company executives was terminated, which resulted in severance costs of approximately $433,000.

      The following table summarizes severance costs at September 30, 2003 (in thousands):

Employee
Severance
& Related

Executive and senior manager severance accrued during fiscal 2003	$433
Cash paid	(433)

Balance at September 30, 2003	$—

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 and 2001 Activity

Strategic Realignment — 2002

      During the second quarter of fiscal 2002, the Company announced a realignment of its corporate strategy for EMEA, Asia Pacific and Latin America. In conjunction with this action and to better align its cost structure with its new international business focus, on March 29, 2002, the Company announced plans to restructure certain areas of its global operations, which resulted in severance related charges of approximately $352,000 in the second fiscal quarter of 2002. During the third fiscal quarter of 2002, the Company revised its initial estimate by $47,000, primarily due to the successful negotiation of certain employee severance arrangements. During the third fiscal quarter of 2002, the Company decided to eliminate an additional 17 positions, which resulted in a related severance charge of approximately $175,000. The cost reductions in the second and third fiscal quarters of 2002, which resulted in a total workforce reduction of 47 employees or 16%, were expected to reduce future operating expenses by approximately $2.0 million quarterly, or 15% of total expenses. All severance expenses were paid in the third and fourth fiscal quarters of 2002.

      The following tables summarizes the restructuring costs at September 30, 2002 (in thousands):

Employee
Severance
& Related

Strategic restructuring estimate at March 31, 2002	$352
Cash paid	(305)
Adjustments for revised estimates	(47)

Balance at September 30, 2002	$—

Employee
Severance
& Related

Strategic restructuring estimate at June 30, 2002	$175
Cash paid	(175)

Balance at September 30, 2002	$—

Stingray Restructurings

3rd Quarter FY 2001 — Consolidation of Certain Operations

      In early May 2001, as part of an ongoing effort to optimize its corporate organizational structure and in conjunction with continuing cost containment programs, the Company restructured its Stingray business unit in order to achieve greater profitability by eliminating certain development and marketing resources, which resulted in the termination of 27 employees. As part of this restructuring, during the three months ended June 30, 2001, the Company recognized a restructuring charge of $621,000, related primarily to severance costs as well as certain closure costs, including those associated with facility lease costs.

4th Quarter FY 2001 — Closure of Stingray Facility

      During the fourth fiscal quarter of 2001, the Company decided to close the entire Stingray facility as a result of the termination of all new product research activities at the North Carolina facility coupled with the economies of scale gained from the consolidation of the Stingray processes into the Company’s overall operation. As a result, the Company terminated 23 employees and recorded a severance charge of $132,000. As a result of subleasing the Stingray facility in fiscal 2002, the Company revised its estimate and incurred

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional costs of $7,000 and $88,000 in the second and third fiscal quarters of 2002, respectively, for certain final lease closure costs and early lease termination penalties, resulting in a total of $841,000 restructuring charge for both fiscal 2001 and 2002.

      The Stingray products, which consist of development tools for Windows programmers will be continued to be sold and supported by the Company. These cost reduction initiatives have resulted in an estimated cost saving of approximately $2.9 million a year.

      The following table summarizes restructuring costs by primary component at September 30, 2002 (in thousands):

	Employee	Site
	Severance	Closure
	& Related	Costs	Other	Total

Q301 Stingray restructuring estimate	$432	$154	$35	$621
Cash paid	(398)	(69)	(35)	(502)
Q401 Stingray restructuring estimate	132	—	—	132

Balance at September 30, 2001	$166	$85	$—	$251
Cash paid	(159)	(180)	—	(339)
Adjustment for revised estimates	(7)	95	—	88

Balance at September 30, 2002	$—	$—	$—	$—

      In addition to the Stingray restructuring charge, as part of the closing of the Stingray facility, the Company incurred an asset impairment charge of $324,000 in the fourth fiscal quarter of 2001. The asset impairment charge was related to the estimated realization of its furniture and fixtures at the Stingray facility. The carrying amount of the assets prior to the asset impairment charge was $402,000. The Company disposed of the assets in the third fiscal quarter of 2002, which resulted in an additional asset impairment charge of $54,000.

Fornova

      Following a decision to discontinue the Fornova project, in March 2001 the Company recognized a restructuring charge of approximately $447,000. Fornova, a venture focused on developing Internet information exchange technology for the business-to-business market, had been pursuing third party expansion capital with an initial investment commitment of $2.0 million from the Company. As a result of the overall softening of the U.S economy, coupled with the slowing of third party investment in such ventures, the project was abandoned with the termination of 12 employees. In the third fiscal quarter of 2001, the Company revised its estimate of the initial restructuring costs by $194,000, as a result of the successful renegotiation of certain contract termination fees as well as the finalization of severance costs.

      The following table summarizes restructuring costs by primary component at September 30, 2001 (in thousands):

	Employee	Contract
	Severance	Termination
	& Related	Fees	Other	Total

Fornova restructuring estimate	$133	$305	$9	$447
Cash paid	(103)	(132)	(18)	(253)
Adjustment of revised estimate	(30)	(173)	9	(194)

Balance at September 30, 2001	$—	$—	$—	$—

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Severance Charges

      During fiscal year 2001, the employment of three Company executives was terminated. As a result, the Company recognized approximately $634,000 in severance costs. During fiscal 2002, the employment of certain senior managers was terminated, which resulted in the recognition of approximately $617,000 in severance costs in the first half of fiscal 2002. The following table summarizes severance costs at September 30, 2002 (in thousands):

Employee
Severance
& Related

Executive cash severance accrued during fiscal 2001	$634
Cash paid	(309)

Balance at September 30, 2001	325
Cash paid	(325)

Balance at September 30, 2002	$—

Executive and senior manager severance accrued during fiscal 2002	$617
Cash paid	(617)

Balance at September 30, 2002	$—

Goodwill Amortization

      Goodwill amortization for the years ended September 30, 2002 and 2001 was $76,000 and $228,000, respectively.

(3) Balance Sheet Components

Furniture, Fixtures and Equipment

      Furniture, fixtures and equipment at September 30, 2003 and 2002, consist of the following (in thousands):

	2003	2002

Computer equipment	$9,476	$12,699
Furniture, fixtures and equipment	960	3,477

	10,436	16,176
Less accumulated depreciation and amortization	(9,468)	(13,243)

Furniture, fixtures and equipment, net	$968	$2,933

      Depreciation and amortization expense for the years ended September 30, 2003, 2002 and 2001 was $2.1 million, $3.3 million and $3.1 million, respectively. In fiscal year 2001, related to the restructuring of the Stingray operation, the Company recognized an asset impairment charge of approximately $324,000 for furniture and fixtures.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses

      The Company’s accrued expenses at September 30, 2003 and 2002, include the following (in thousands):

	2003	2002

Accrued payroll and related liabilities	$928	$1,221
Restructuring expenses	538	—
Other accrued expenses	1,621	3,740

Accrued expenses	$3,087	$4,961

(4) Valuation and Qualifying Accounts

	Balance			Balance
	at Beginning			at End
	of Year	Additions	Deductions	of Year

September 30, 2003:
Allowance for doubtful accounts	$897	$—	$(601)	$296
Sales returns and allowance	395	488	(520)	363
Valuation allowance for deferred tax asset	5,869	—	(482)	5,387
September 30, 2002:
Allowance for doubtful accounts	692	626	(421)	897
Sales returns and allowance	390	65	(60)	395
Valuation allowance for deferred tax asset	1,560	4,309	—	5,869
September 30, 2001:
Allowance for doubtful accounts	575	415	(298)	692
Sales returns and allowance	575	248	(433)	390
Valuation allowance for deferred tax asset	813	747	—	1,560

(5) Leases

      The Company leases certain equipment and office space through noncancelable operating lease arrangements. The leases expire in 2004 through 2008 and are net leases with the Company paying all executory costs, including insurance, utilities and maintenance. Rent expense for operating leases during the years ended September 30, 2003, 2002 and 2001 was $1.8 million, $2.4 million and $2.3 million, respectively.

      Future minimum lease payments under operating leases are as follows (in thousands):

Year ending September 30:
2004	$1,658
2005	742
2006	384
2007	217
2008	91

Total minimum lease payments	$3,092

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Income Taxes

      The provision for income taxes consists of the following (in thousands):

	Year Ended September 30,

	2003	2002	2001

Current:
Federal	$(1,241)	$(181)	$1,047
State and local	21	45	—

	(1,220)	(136)	1,047

Deferred:
Federal	1,174	1,749	(1,005)
State and local	242	452	(261)

	1,416	2,201	(1,266)

Total	$196	$2,065	$(219)

      Income tax expense differs from the expected tax expense (computed by applying the U.S. Federal corporate income tax rate of 34% to net income before income taxes) as follows (in thousands):

	Year Ended September 30,

	2003	2002	2001

Computed expected income tax expense (benefit)	$593	$(1,778)	$(282)
Difference in income tax expense resulting from:
State and other income tax expense (benefit)	157	(70)	(186)
Research and experimentation credit	(135)	(199)	(746)
Change in valuation allowance	(482)	4,309	747
Prior year tax return adjustments	309	(312)	—
Foreign NOL utilization	—	97	—
Non-deductible meals and entertainment	21	52	79
Non-deductible intangible asset amortization	—	29	88
Extraterritorial income exclusion	(265)	(100)	—
Non-deductible ISO	—	—	(8)
Non-deductible accelerated options	34	58	—
International rate difference	(36)	19	179
Other, net	—	(40)	(90)

Income tax expense (benefit)	$196	$2,065	$(219)

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	September 30,

	2003	2002

Deferred tax assets:
Accounts receivable	$149	$331
Intangible assets	144	182
Accrued expenses	129	324
Fixed assets	194	447
Charitable contributions	31	—
Foreign operating loss carryforwards	1,022	381
Federal operating loss carryforwards	301	2,649
State operating loss carryforwards	484	636
Research and experimentation credit carryforward	2,040	1,914
Equity losses of unconsolidated subsidiary	503	—
AMT credit carryforward	—	100
Foreign tax withholding credit	390	321

Total gross deferred tax assets	5,387	7,285
Valuation allowance	(5,387)	(5,869)

Net deferred tax assets	$—	$1,416

      At September 30, 2003, the Company had net operating loss carryforwards for federal and foreign income tax purposes of $659,000 and $2.8 million, respectively. The federal net operating loss carryforwards expire from 2007 to 2022. The Company also had $2.4 million of tax credit carryforwards that expire from 2004 to 2022.

      Recognition of deferred tax assets will require generation of future taxable income. As there can be no assurance that the Company will generate earnings in future years sufficient to utilize the net deferred tax asset, the Company has established a valuation allowance on deferred tax assets of approximately $5.4 million and $5.9 million as of September 30, 2003 and 2002, respectively.

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

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(8)	Treasury Stock Transactions

      In September 2001, the Board of Directors authorized the Company to repurchase up to an aggregate of $5.0 million or 2.5 million shares of its Common Stock. During the fiscal year ended September 30, 2003, the Company repurchased 585,000 shares for $1.2 million at prices ranging from $1.72 - $2.67 per share; issued 73,000 shares of treasury stock to satisfy stock of $125,000 purchased under the Employee Stock Purchase Plan; and issued 298,000 shares of treasury stock to satisfy stock option exercises having exercise prices ranging from $0.15 - $3.53. As the fair value of the Company’s Common Stock was less than the weighted-average cost of the treasury stock at the time of issuance, the aforementioned issuances of treasury stock resulted in charges being recorded to additional paid-in capital as reflected in the accompanying consolidated statements of stockholders’ equity. Since September 2001, the Company has purchased approximately 1.4 million shares for approximately $3.4 million at prices ranging from $1.72 - $3.65 per share.

(9)	Stockholder Rights Plan

      On January 3, 2003, the Board of Directors declared a dividend of one right for each share of Common Stock outstanding on January 16, 2003. Each right represents the right to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, $0.01 par value, at a price of $14.16 per one one-hundredth share, subject to adjustment. In the event any person or group acquires 15% or more of the Company’s Common Stock or announces a tender offer or exchange offer for 15% or more of the Company’s Common Stock, subject to certain exceptions, the holders of the rights generally will be entitled to receive, upon exercise, Common Stock of the Company having a value equal to two times the exercise price of the right. The Board of Directors may, at its option after a person or group acquires 15% or more of the Company’s Common Stock or announces a tender offer or exchange offer for 15% or more of the Company’s Common Stock, exchange all or part of the rights for shares of the Company’s Common Stock. In the event that the Company is acquired in a merger or other business combination or 50% or more of the Company’s assets or earning power is sold or transferred, the holders of the rights have the right to receive, upon exercise, Common Stock. On November 3, 2003, the Company amended the rights agreement to exclude the merger agreement with Quovadx, Inc. from the rights agreement. See Note 16, Subsequent Events.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Employees are eligible to participate if they are employed by the Company or an affiliate of the Company designated by the Board of Directors. Employees who participate in an offering can have up to 15% of their earnings withheld pursuant to the Purchase Plan and applied, on specific dates determined by the Board of Directors, to the purchase of shares of Common Stock. The price of Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair value of the Common Stock on the commencement date of each offering period or the relevant purchase date. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. During the years ended September 30, 2003, 2002 and 2001, approximately 73,000, 193,000 and 169,000 shares respectively, were purchased under this plan.

(11)	Qualified Profit Sharing Plan

      The Company has a 401(k) profit sharing plan, which is offered to eligible employees and calls for a discretionary employer match of employee contributions, which are approved by the Board of Directors. To participate in the plan, the person has to be an employee of the Company. The Company matches all employee contributions up to 3% of earnings and half of employee contributions from 3% to 5%. Company contributions expensed in the years ended September 30, 2003, 2002 and 2001 were $414,000, $640,000 and $717,000, respectively.

(12)	Worldwide Operations

      Revenue by geographic area for fiscal years 2003, 2002 and 2001 was 70%, 72% and 70% in the United States; 25%, 24% and 29% in EMEA; and 5%, 4% and 1% in Asia Pacific, respectively.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information regarding worldwide operations is as follows (in thousands):

	United		Asia(1)
	States	EMEA	Pacific	Eliminations	Total

September 30, 2003, and for the year then ended:
Revenue to unaffiliated customers	$22,956	$8,147	$1,805	$—	$32,908
Intercompany transfers	5,769	666	—	(6,435)	—

Net revenue	28,725	8,813	1,805	(6,435)	32,908
Operating income (loss)	3,705	(1,342)	(543)	—	1,820
Long-lived assets	785	180	3	—	968
September 30, 2002, and for the year then ended:
Revenue to unaffiliated customers	$31,028	$10,498	$1,773	$—	$43,299
Intercompany transfers	4,471	—	—	(4,471)	—

Net revenue	35,499	10,498	1,773	(4,471)	43,299
Operating income (loss)	(5,246)	242	(638)	—	(5,642)
Long-lived assets	2,626	291	16	—	2,933
September 30, 2001, and for the year then ended:
Revenue to unaffiliated customers	$40,580	$16,517	$556	$—	$57,653
Intercompany transfers	6,456	—	—	(6,456)	—

Net revenue	47,036	16,517	556	(6,456)	57,653
Operating income (loss)	(5,349)	3,669	(235)	—	(1,915)
Long-lived assets	4,681	352	81	—	5,114

(1)	Japan was the only country reported in Asia Pacific for fiscal 2001. Due to the Company’s realignment in fiscal 2002, Asia Pacific now includes Japan, Hong Kong, Australia and India.

      For the fiscal year ended September 30, 2003, there were no customers or individual countries outside of the U.S. that accounted for 10% or more of revenue or long-lived assets.

(13)	Contingencies

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ROGUE WAVE SOFTWARE, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Quarterly Information (Unaudited)

      The following table presents unaudited quarterly operating results for each of the Company’s eight quarters in the two-year period ended September 30, 2003 (in thousands, except per share data).

	Quarter Ended

	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,

Fiscal year 2003
Total revenue	$9,589	$8,428	$7,285	$7,606
Gross margin	8,234	7,589	6,718	7,023
Income (loss) from operations	(1,677)	542	35	2,920
Net income (loss)	(1,638)	512	22	2,653
Basic earnings (loss) per share	(0.16)	0.05	0.00	0.26
Diluted earnings (loss) per share	(0.16)	0.05	0.00	0.25
Fiscal year 2002
Total revenue	$11,946	$12,032	$10,054	$9,267
Gross margin	9,771	9,994	8,534	7,845
Loss from operations	(1,700)	(797)	(1,435)	(1,710)
Net loss	(956)	(484)	(1,022)	(4,833)
Basic and diluted loss per share	(0.09)	(0.05)	(0.10)	(0.44)

(15)	Related Party Transaction

      On June 5, 2002, the Company entered into a $500,000 non-interest bearing home loan with its Chief Executive Officer in connection with his relocation to Boulder, Colorado. The loan matured on the earlier of June 5, 2006 or 180 days after termination of employment with the Company. The loan was secured by the property purchased. The Chief Executive Officer resigned on February 21, 2003 and repaid the loan in March 2003.

(16)	Subsequent Event

      On November 3, 2003, the Company, entered into an agreement and plan of merger with Quovadx, Inc. in which Quovadx, Inc., through a wholly owned subsidiary, will offer to exchange cash in the amount of $4.09 (unaudited) and 0.5292 of a share (unaudited) of Quovadx common stock for each outstanding share of Rogue Wave Common Stock. If the offer is completed, the Quovadx subsidiary will merge with and into Rogue Wave and Rogue Wave will become a wholly owned subsidiary of Quovadx. The offer commenced on November 12, 2003 and is scheduled to expire at 12:00 midnight, Eastern standard time, December 10, 2003. The offer may be extended from time to time under certain circumstances, but not beyond February 15, 2004.

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1(1)	Agreement and Plan of Reorganization between Registrant, Inmark Development Corporation and RW Acquisitions, Inc. dated as of September 19, 1995.
2.2(1)	Agreement and Plan of Merger between the Registrant and Rogue Wave Software, Inc., an Oregon corporation, dated November 21, 1996.
2.3(3)	Agreement and Plan of Merger and Reorganization among Rogue Wave Software, Inc., a Delaware corporation, SR Acquisition Corp., a North Carolina corporation, Stingray Software, Inc., a North Carolina corporation and the shareholders of Stingray Software, Inc., dated as of January 19, 1998.
2.4(4)	Articles of Merger and Plan of Merger dated February 27, 1998 filed with the Secretary of State of North Carolina on February 27, 1998.
2.5(6)	Agreement and Plan of Merger and Reorganization among Rogue Wave Software, Inc., a Delaware corporation, NN Acquisition Corp., a Delaware corporation, NobleNet, Inc., a Delaware corporation and Steve Lemmo, as agent for the stockholders of NobleNet, dated as of February 11, 1999.
2.6(6)	Certificate of Merger and Plan of Merger dated March 1,1998, filed with the Secretary of State of the State of Delaware on March 1, 1999.
3.1(2)	Amended and Restated Certificate of Incorporation of Rogue Wave Software, Inc., a Delaware corporation.
3.2(1)	Bylaws of Rogue Wave Software, Inc., a Delaware corporation.
3.3(18)	Amendment to Bylaws of Rogue Wave Software, Inc., effective as of November 3, 2003.
4.1(1)	Reference is made to Exhibits 3.1 and 3.2.
4.2(1)	Specimen Stock Certificate.
4.3(1)	Amended and Restated Investors’ Rights Agreement between the Registrant and certain investors, dated November 10, 1995, as amended June 27, 1996.
4.4(5)	Form of Registration Rights Agreement between Rogue Wave Software, Inc. and the former shareholders of Stingray Software, Inc. and the former shareholders of Stingray Software, Inc., dated February 22, 2000.
4.5(16)	Rights Agreement dated as of January 6, 2003 between Rogue Wave Software, Inc. and Mellon Investor Services, LLC.
4.6(18)	Amendment to Rights Agreement dated as of November 3, 2003.
10.1(7)	1996 Equity Incentive Plan.*
10.2(8)	Amended and Restated Employee Stock Purchase Plan dated June 6, 1996, as amended January 25, 2000.*
10.3(1)	Form of Indemnity Agreement to be entered into between the Registrant and its officers and directors.*
10.12(9)	1997 Equity Incentive Plan, as amended on January 18, 2001.*
10.13(10)	Separation & Release Agreement between Registrant and John D. Iacobucci, dated October 9, 2001.*
10.14(11)	Separation & Release Agreement between Registrant and James M. Smith, dated January 7, 2002.*
10.15(12)	Home Loan Agreement between Registrant and John Floisand, dated June 5, 2002.*
10.16(12)	Separation & Release Agreement between Registrant and David A. Rice, dated April 25, 2002.*
10.17(13)	Separation & Release Agreement between Registrant and Marc Manley, dated October 7, 2002.*
10.18(13)	Separation & Release Agreement between Registrant and Charles M. O’Neill dated November 12, 2002.*
10.19(14)	Separation & Release Agreement between Registrant and John Floisand dated March 24, 2003.*
10.20(14)	Separation & Release Agreement between Registrant and John A. Racioppi dated April 14, 2003.*

Exhibit
Number	Description of Document

10.21(15)	Separation & Release Agreement between Registrant and Merle A. Waterman dated May 8, 2003.*
10.22(17)	Separation & Release Agreement between Registrant and Kathleen E. Brush dated September 17, 2003.*
10.23(17)	Change of Control Agreement between Registrant and Kathleen E. Brush dated September 17, 2003.*
10.24(17)	Separation & Release Agreement between Registrant and Mary Kreidler Walker dated September 17, 2003.*
10.25(17)	Change of Control Agreement between Registrant and Mary Kreidler Walker dated September 17, 2003.*
10.26(17)	Separation & Release Agreement between Registrant and Thomas E. Gaunt dated September 17, 2003.*
10.27(17)	Change of Control Agreement between Registrant and Thomas E. Gaunt dated September 17, 2003.*
14.1(18)	Code of Ethics.
21.1(18)	List of Subsidiaries of Registrant.
23.1(18)	Consent of KPMG LLP.
24.1(18)	Power of Attorney (reference is made to signature page).
31.1(18)	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(18)	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form SB-2, as amended (No. 333-13517).

(2)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(3)	Filed as Exhibit 2.1 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(4)	Filed as Exhibit 2.2 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(5)	Filed as Exhibit 4.1 to the Registrant’s Form 8-K dated February 27, 1998, and filed on March 9, 1998.

(6)	Filed as an Exhibit to the Registrant’s Form 8-K dated March 1, 1999 and filed on March 9, 1999.

(7)	Filed as an Exhibit to the Registrant’s Proxy Statement on Schedule 14A and filed on December 10, 1998.

(8)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 1999.

(9)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2000.

(10)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended December 31, 2001.

(11)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002.

(12)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002.

(13)	Filed as an Exhibit to the Registrant’s annual report on Form 10-K for the year ended September 30, 2002.

(14)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003.

(15)	Filed as an Exhibit to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003.

(16)	Filed as an Exhibit to the Registrant’s Form 8-A filed January 6, 2003.

(17)	Field as an Exhibit to the Registrant’s Solicitation/ Recommendation Statement on Schedule 14D-9 filed on November 12, 2003.

(18)	Filed herewith.

*	Constitutes a management contract or compensatory plan or arrangement.